Form 10-Q
period 2017-03-31
IASO BioMed, Inc.
filed 2017-05-24
CIK 1662907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-215083

IASO BIOMED, INC.
(Exact name of registrant as specified in its charter)

Colorado	47-3474169
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7315 East Peakview Avenue

Centennial, Colorado 80111

(Address of principal executive offices)(Zip Code)

(720) 389-0650

(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying any new or revised financial accounting standards provided pursuant to Section 14 (a) if the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of May 16, 2017 there were 33,587,632 shares of common stock outstanding.

IASO BioMed, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IASO BIOMED, INC.

CONDENSED BALANCE SHEETS

MARCH 31, 2017 AND DECEMBER 31, 2016

(UNAUDITED)

	March 31, 2017	December 31, 2016

ASSETS
Current Assets:
Cash	$43,323	$13,191
Prepaid expenses	2,590	1,393
Total current assets	45,913	14,584
Total Assets	$45,913	$14,584

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$193,501	$28,797
Note payable, related party	25,000	25,000
Accrued salaries	18,750	–
Accrued interest, related party	567	197
Total current liabilities	237,818	53,994
Total Liabilities	237,818	53,994
Commitments and Contingencies (Note 5)
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value; 100,000,000 shares authorized, 33,562,632 and 33,427,632 shares issued and outstanding	3,356	3,343
Additional paid-in capital	835,936	644,762
Accumulated deficit	(1,031,197)	(687,515)
Total stockholders’ deficit	(191,905)	(39,410)
Total Liabilities and Stockholders’ Deficit	$45,913	$14,584

See accompanying notes to these condensed financial statements

IASO BIOMED, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016

Revenues	$–	$–

Operating Expenses:
General and administrative	203,731	73,226
Research and development	139,581	295,263
Total operating expenses	343,312	368,489

Loss from Operations	(343,312)	(368,489)

Other Expenses:
Interest expense, related party	370	-
Total other expenses	370	-

Net Loss	(343,682)	(368,489)

Earnings per Common Share:
Basic and diluted	$(.01)	$(.01)

Weighted Average number of common Shares outstanding:
Basic and diluted	33,493,250	30,044,110

See accompanying notes to these condensed financial statements

IASO BIOMED, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2017

(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2016	33,427,632	$3,343	$644,762	$(687,515)	$(39,410)
Sale of common stock	135,000	13	53,987	–	54,000
Share-based compensation	–	–	132,187		132,187
Contributed services	–	–	5,000	–	5,000
Net loss	–	–	–	(343,682)	(343,682)
Balance, March 31, 2017	33,562,632	$3,356	$835,936	$(1,031,197)	$(191,905)

See accompanying notes to these condensed financial statements

IASO BIOMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(343,682)	$(368,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock for license fees	–	165,263
Share-based compensation	132,187	–
Contributed services	5,000	–
Changes in assets and liabilities:
Prepaid expenses	(1,197)	–
Accounts payable	164,704	60,269
Accrued salaries	18,750	–
Accrued interest, related party	370	–
Net cash used in operating activities	(23,868)	(142,957)
Cash Flows from Financing Activities:
Proceeds from sale of common stock	54,000	145,000
Net cash provided by financing activities	54,000	145,000
Net Increase in Cash	30,132	2,043
Cash, beginning of period	13,191	113,313
Cash, end of period	$43,323	$115,356

See accompanying notes to these condensed financial statements

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Nature of Operations and Summary of Significant Accounting Policies:

Nature of Operations – IASO BioMed, Inc. (“IASO” or the “Company”) is a developmental stage biotechnology company focusing on researching and developing drugs and diagnostic tests for products with a large commercial market potential as well as drugs that may qualify for orphan drug status. The Company is developing a unique, first in class drug that it believes will be a safer alternative to currently available testosterone replacement therapy by stimulating the body’s own production rather than using synthetic hormones and steroids. It is also developing a process, or method, which the Company believes will be the basis for developing an early stage blood or fluid test for Alzheimer’s disease. There is no assurance that these research and development activities will result in products that can be sold. The Company was incorporated as a C-corporation in the state of Colorado on March 11, 2015. It has its primary place of business in Denver, Colorado.

Basis of presentation - The interim unaudited financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the three month periods ended March 31, 2017 and 2016. The December 31, 2016 Condensed Balance Sheet included herein was derived from the audited year-end financial statements of the Company. Certain information and footnote disclosures normally included in unaudited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim unaudited financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2016, notes and accounting policies thereto included in the Company’s Registration Statement on Form S-1.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Cash and Cash Equivalents – For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates – The preparation of the Company’s financial statements, in conformity with generally accepted accounting principles, requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant items subject to such estimates include but are not limited to the valuation of share-based awards.

Research and Development Costs – Research and development costs are charged to operations in the period incurred. For the three months ended March 31, 2017 and 2016, the Company incurred $139,581 and $295,263 in research and development costs, respectively.

Share-based Compensation – Share-based payments are measured at their estimated fair value on the date of grant. Share-based awards to non-employees are re-measured at fair value each financial reporting date until performance is completed. Share-based compensation expense recognized during a period is based on the estimated number of awards that are ultimately expected to vest. For warrants that do not vest immediately but which contain only a service vesting feature, we recognize compensation cost on the unvested warrants on a straight-line basis over the remaining vesting period.

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company uses the Black-Scholes option-pricing model to estimate the fair value of warrants and the market price of our common stock on the date of grant for the fair value. Our determination of fair value of share-based awards is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and certain other market variables such as the risk-free interest rate.

Income Taxes – The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Fair Value of Financial Instruments – The carrying value of cash and cash equivalents and trade accounts payable are considered to approximate fair value due to the short-term nature of these instruments.

Earnings Per Share – Basic loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding, plus the impact of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants, plus the conversion of convertible notes. There were 8,825,000 and 8,000,000, respectively, shares excluded as they were anti-dilutive at March 31, 2017 and 2016.

Recently Issued Accounting Pronouncements– In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date and have lease terms of more than 12 months. This topic retains the distinction between finance leases and operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, and must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Although the Company currently has no lease obligations, it will adopt the new requirements if it enters into a lease obligation.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on how certain cash receipts and cash payments should be presented and classified in the statement of cash flows with the objective of reducing existing diversity in practice with respect to these items. ASU 2016-15 is effective for annual periods, and interim periods within those years, beginning after December 15, 2017. This standard will not have a material impact on the Company’s consolidated results of operations or financial position.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of ASU 2016-18 is not expected to have a material impact on the consolidated financial statements.

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2. Going Concern:

At March 31, 2017 and December 31, 2016, the Company had cash of $45,323 and $13,191, respectively. It also had working capital deficit of $191,905 and $39,410, respectively and an accumulated deficit of $1,031,197 and $687,515, respectively. This raises substantial doubt about the Company's ability to continue as a going concern. Management is taking action to ensure the Company will continue as a going concern for at least one year beyond the date of the issuance of the Company’s financial statements. Through March 31, 2017, the Company has sold $384,002 in common stock through the continuation of a private placement offering. Additionally, the Company received approval for its Form S-1 Registration Statement with the Securities and Exchange Commission, through which it will offer for sale additional shares of its common stock. These fundraising efforts may not be successful. While there can be no assurances, management believes that these actions will enable the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. Note Payable – Related Party:

In October 2016, the Company signed an unsecured note payable to Richard Schell, the Company’s Chief Executive officer, founder and stockholder for $25,000 bearing interest at 6% per annum, which remained outstanding at March 31, 2017 and December 31, 2016 with accrued interest payable of $567 and $197, respectively.

4. Stockholders’ Equity:

The Company has the authority to issue 110,000,000 shares of $.0001 par value stock, of which 100,000,000 shares are common stock and 10,000,000 shares are preferred stock. As of March 31, 2017 and December 31, 2016 there were 33,562,632 and 33,427,632 common stock shares issued and outstanding.

For the three months ended March 31, 2017, the Company sold $54,000 in its private placement, issuing 135,000 shares of our common stock at $0.40 per share that included warrants to purchase up to 135,000 shares of our common stock exercisable at $0.75 per share for a period of three years from issuance.

5. Commitments and Contingencies:

Royalties – In January 2016, the Company signed a license agreement with The Royal Institution for the Advancement of Learning/McGill University in Canada on the Company’s potential products. This agreement requires, for each of the Company’s potential products, a 3% payment of annual net revenues, with a minimum royalty of CAD $5,000 each, per year starting on the date of commercialization of the first product developed using the intellectual property covered by the license agreement. The Company must pay milestone payments for the testosterone replacement therapy as follows:

•	CAD $5,000 on the issuance of the first US patent

•	CAD $25,000 on the filing of an investigational new drug application or regulatory filing

•	CAD $50,000 on the initiation of the first Phase II clinical study

•	CAD $100,000 on the initiation of the first Phase III clinical study

•	CAD $300,000 on receipt of regulatory approval

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company must also pay milestone payments as follows for the out of body test to identify Alzheimer’s disease as follows:

•	CAD $5,000 on the issuance of the first US patent

•	CAD $50,000 on the filing of a 510(k) or PMA application

•	CAD $200,000 on receipt of regulatory approval

In addition, the Company issued 5% of the total number of issued and outstanding shares in the Company’s Series A financing to the same institution, or 1,652,632 shares in March 2016. This agreement, payable in Canadian dollars, exposes the Company to foreign exchange transaction gains and losses. In August 2016, the Company issued an additional 300,000 shares of the Company’s common stock to McGill in lieu of the pre-existing anti-dilution provision. As McGill owns more than 5% of the Company’s outstanding common stock, it is considered a related party.

Research Agreement– In January 2016 the Company signed a Research Agreement with The Royal Institution for the Advancement of Learning/McGill University in Canada for research activities on the Company’s potential products. The agreement covers a period of one year and requires the Company to pay a total of $130,000; $65,000 of which was paid upon execution of the agreement and $65,000 in May 2016. The Agreement was amended in March 2017 to extend the term for one year and requires the payment of an additional $130,000 over that period of which, $20,000 was paid in April 2017 and the balance of which is due in two equal installments of $55,000 payable on June 30, 2017 and September 30, 2017.

Employment Agreements– In March 2017 the Company entered into an employment agreement with its CEO for a two-year term. The base salary of $150,000 per annum is payable to the CEO only upon the Company’s raising of an additional $750,000. Mr. Schell will assume his responsibilities on a part time basis until requested by the Board of Directors to become a full-time executive. The CEO also received warrants to purchase 250,000 shares of the Company’s common stock at $0.40 per share for a period of five years after issuance. 125,000 warrants vested upon signing the agreement and the remaining 125,000 vest in March 2018. The CEO will also be eligible to earn discretionary annual performance bonuses upon meeting certain objectives as determined by the Board of Directors. The agreement provides for severance payments.

In March 2017 the Company entered into an employment agreement with its CFO for a two-year term. The CFO will assume his responsibilities on a part time basis until requested by the Board of Directors to become a full-time executive. The base salary of $75,000 per annum is payable to the CFO only upon the Company’s raising of an additional $750,000. When the CFO becomes a full-time executive, his salary will be increased to $125,000 per annum. The CFO also received warrants to purchase 500,000 shares of the Company’s common stock at $0.40 per share for a period of five years after issuance. 250,000 warrants vested upon signing the agreement and the remaining 250,000 vest in March 2018. The CFO will also be eligible to earn discretionary annual performance bonuses upon meeting certain objectives as determined by the Board of Directors. The agreement provides for severance payments.

The Company accrued $18,750 in salaries related to these agreements for the three months ended March 31, 2017.

Contributed Services– The Company's CEO and CFO were not paid a salary during the period from March 11, 2015 (inception) through February 2017. The Company has recognized the value of their services as contributed services by recognizing $5,000 of compensation expenses in general and administration expenses in the statement of operations for the three months ended March 31, 2017, and additional paid-in capital in the condensed balance sheet at March 31, 2017

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

6. Share-based Compensation

In March 2017, the Company issued 750,000 warrants to the Company’s officers to purchase shares of our common stock at $0.40 per share. Estimated fair values of warrants granted have been determined using the Black-Scholes option pricing model with the following average assumptions:

Risk-free interest rate	1.55%
Expected term	3 years
Volatility	154%
Dividend yield	—
Fair value	$0.33

Expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The Company’s historical stock warrant exercise experience does not provide a reasonable basis upon which to estimate expected term. As such, the simplified method was used to calculate the expected term.

The Company calculated volatility based on the volatilities of comparable public companies.

Total share based compensation was $132,187 and $0 for the three months ended March 31, 2017 and 2016, respectively.

7. Subsequent Events:

In April 2017, we issued 25,000 shares of our common stock in a private placement for $10,000, or $0.40 per share, that included the issuance of a warrant to purchase up to 25,000 shares of our common stock for a period of three years at an exercise price of $0.75 per share.

Management has determined that there are no further events subsequent to the balance sheet date that should be disclosed in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion should be read in conjunction with our Registration Statement on Form S-1, and the financial statements and accompanying notes included in Part I, Item I of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, including the statements listed in the section below entitled Part II, Item 1A—Risk Factors. These statements are based on our beliefs and expectations about future outcomes, and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. Factors that could cause or contribute to such differences include those described in Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q; factors described in our Registration Statement on Form S-1, under the section entitled Part I, Item 1A—Risk Factors—Forward-Looking Statements; and factors described in other cautionary statements, cautionary language and risk factors set forth in other filings with the Securities and Exchange Commission (SEC). We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

IASO BioMed®, Inc. (IASO or the "Company") is a developmental stage biotechnology company focusing on researching and developing drugs and diagnostic tests for products with a large commercial market potential as well and/or and drugs that may qualify for orphan drug status. The Company is developing a drug that it believes will be a safer alternative to currently available testosterone replacement therapy by stimulating the body's own testosterone production rather than using synthetic hormones and steroids, and developing an out of body test to identify Alzheimer's disease. IASO is also developing a process, or method, which the Company believes will be the basis for developing an early stage blood or fluid test for Alzheimer's disease. The Company was incorporated as a C-corporation in the state of Colorado on March 11, 2015. It has its primary place of business in Denver, Colorado.

JOBS Act –We are an "emerging growth company" as defined in the recently-enacted JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not "emerging growth companies." As an "emerging growth company" under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain reporting and disclosure requirements, which may make our future public filings different than that of other public companies.

Section 107 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain new accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We will remain an "emerging growth company" until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed a "large accelerated filer" as defined under the federal securities laws.

We have not generated any revenue to date, and we do not currently have a product ready for sale.

As of March 31, 2017 and December 31, 2016 our accumulated deficit was $1,031,197 and $687,515 respectively, our stockholders' deficit was $191,905 and $39,410, and our working capital deficit was $191,905 and $39,410, respectively. Our losses have principally been operating expenses incurred in startup research and development costs, general and administrative, legal, and intellectual property expenses. We expect to continue to incur substantial costs for these activities over at least the next year. At March 31, 2017 and December 31, 2016, the Company had cash and cash equivalents of $43,323 and $13,191, respectively. Management is taking action to ensure the Company will continue as a going concern for at least one year beyond the date of the issuance of the Company’s financial statements. Through March 31, 2017 the Company has sold $384,002 in common stock. Additionally, the Company has received approval of its Form S-1 Registration Statement with the Securities and Exchange Commission through which it will offer for sale additional shares of its common stock.

If we are unable to obtain additional financing on a timely basis, we may have to curtail our development, and business activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. See "Liquidity and Capital Resources" below.

Results of Operations

Three months ended March 31, 2017 compared to three months ended March 31, 2016

The following table presents a summary of our statements of operations for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31,
	2017	2016

Revenues	$–	$–

Operating Expenses	343,312	368,489

Loss From Operations	(343,312)	(368,489)

Other Expenses	370	–

Net Loss	$(343,682)	$(368,489)

Earnings per Common Share:
Basic and diluted	$(.01)	$(.01)

Weighted Average number of common Shares outstanding:
Basic and diluted	33,493,250	30,044,110

Revenues

The Company was incorporated on March 11, 2015 and has no revenues to-date and has no products ready for sale.

General and administrative

General and administrative expenses consist primarily of professional legal and accounting fees related to the incorporation and start up activities of the Company and the preparation and filing of the Company’s Form S-1 registration statement. Total general and administrative expenses increased for the three months ended March 31, 2017 of $203,731 compared to the three months ended March 31, 2016 of $73,226. The primary reason for the increase is for share-based compensation expense of $132,187 recorded for warrants to purchases shares to the Company’s CEO and CFO. The Company's CEO and CFO were not paid a salary for their part-time services during the period March 11, 2015 (inception) through February 28, 2017. The Company has recognized the value of their services as contributed services by recognizing $5,000 for the three months ended March 31, 2017, and additional paid-in capital in the consolidated balance sheet at March 31, 2017. We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the execution of our business plan.

The Company incurred $1,468 and $18,698, respectively, in intellectual property expenses for the three months ended March 31, 2017 and 2016 that are included as general and administrative expenses.

Research and development

Research and development costs are charged to operations in the period incurred. For three months ended March 31, 2017 and 2016, total research and development expenses were $139,581 and $295,263, respectively. The Company incurred license fees and stock compensation for $165,263 (see Note 5 to the Company’s financial statements) that were classified as research and development costs from the exclusive license signed with The Royal Institution for the Advancement of Learning/McGill University agreement described earlier in this document in the three months ended Marcy 31, 2016.

January 2016, the Company signed a worldwide, exclusive license agreement with The Royal Institution for the Advancement of Learning/McGill University, or McGill, for a patent titled Therapeutics for the Induction of Endogenous Steroidogenesis and Methods Associated with Their Identification underlying the basis of our Testosterone Replacement Therapy. The term of the agreement is 10 years or upon the expiration of the patent, whichever is later. The agreement may be terminated by the Company after one year from signing if it gives 60 day’s written notice, ceases to use the intellectual property, paying expense incurred by McGill, submitting reports, terminating all sublicenses and returning all confidential information. The agreement may be terminated by McGill upon in the event of a Company payment default, bankruptcy, material breach of the agreement or failure to use diligent efforts to commercialize and sublicense the intellectual property. This agreement requires, for each of the Company's potential products, a 3% payment of annual net revenues, with a minimum royalty of CAD $5,000 each, per year starting on the date of commercialization of the first product developed using the intellectual property covered by the license agreement. The Company must pay milestone payments in the aggregate amount of $480,000. The Company has not made any payments to McGill as of this date under the Licensing Agreement (we have paid them the patent expenses of about $7k). The Company must also pay McGill an aggregate amount of $255,000 as milestone payments for the out of body test to identify Alzheimer's disease.

Also in January of 2016 the Company signed a Research Agreement with Research Institute of the McGill University Health Centre, or RIMUHC, and Dr. Vassilios Papadopoulos which is necessary to continue the fundamental research required to develop the patent licensed to the Company from McGill. Dr. Papadopoulos is significant stockholder and member of the Company's board of directors and he will conduct the research and serve as the principal investigator. The agreement provides that Dr. Vassilios Papadopoulos, and his staff will study “Peptide-based pharmacological induction of androgen formation in male hypogonadism” which is the underlying science behind our product candidate and necessary to develop the product. The research will be conducted at RIMUCH and improvements to the licensed intellectual property will be the property of the Company. The results of the research will be reviewed by the parties and the program may be extended upon mutual agreement. The agreement is for a term of one year, extended by amendment for another year, and requires the Company to pay a total of $130,000; $65,000 of which was paid upon execution of the agreement and $65,000 was paid in May 2016. The amended Research Agreement calls for $20,000 to be paid at signing, $55,000 to be paid by June 30, 2017 and $55,000 to be paid by September 30, 2017. There are limited confidentiality provisions which are subject to the principal investigator’s right to publish findings of the research. The agreement does not enumerate specific termination provisions.

Interest expense

For the three months ended March 31, 2017, the Company accrued interest expense of $370 , respectively, for note payable, related party of $25,000 that remained outstanding at March 31, 2017 and December 31, 2016. There was no loan outstanding as of March 31, 2016 so there was no interest expense recorded.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	March 31, 2017	December 31, 2016

Cash	$43,323	$13,191

Working Deficit	$(191,905)	$(39,410)

Since our inception, we have not generated any revenues and have funded our operations through the sale of our equity securities and through notes payable from the Company’s CEO. The implementation of our business plan, as discussed in "Business", will require the receipt of sufficient grant, equity and/or debt financing to purchase necessary technology and materials, fund our research and development efforts, and otherwise fund our operations. If we are able to complete our offering under the recently approved Form S-1 Registration Statement in full, we anticipate that the estimated net proceeds of $4,800,000 from that offering (assuming no underwriter or brokerage commissions are paid in connection with the offering) will fund our operations until at least December 31, 2018.

	For the three months ended March 31,
	2017	2016

Cash provided by (used in):
Operating activities	$(23,868)	$(142,957)
Financing activities	$54,000	$145,000

Net Cash Used in Operating Activities

For the three months ended March 31, 2017 and 2016, we experienced negative cash flows from operating activities of $23,868 and $142,957, respectively. This is due primarily to a net loss of $343,682 and $368,489, respectively. The loss for the three months ended March 31, 2017 is reduced by share-based compensation of $132,187, non-cash contributed services of $5,000, a change in prepaid expenses of $1,197 and an increase in accrued accounts payable and accrued salaries of $164,704 and $18,750, respectively. For the three months ended March 31, 2016 the loss is reduced by stock issued as part of the license agreement that was recorded as research and development expense of $165,263, and an increase in in accounts payable of $60,269. We anticipate that we will continue to use cash in operating activities in the near future.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 and 2016 totaled $54,000 and $145,000, respectively, as a result of common stock sales. We continue to seek additional funding through our private placement and through a public offering.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties other than as described following under “Contractual Obligations.” We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management including our CEO and CFO, who act as our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective as of such date because due to the small size and limited financial resources, our chief financial officer, corporate secretary and chief executive officer are the only individuals involved in the accounting and financial reporting. As a result, the Company lacks sufficient accounting personnel to ensure the accurate and timely filing of its periodic reports. This limited segregation of duties represents a material weakness.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Registration Statement on Form S-1, as amended, which could materially affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2017, we issued 25,000 shares of our common stock to an unaffiliated accredited investor in a private placement for $10,000, or $0.40 per share, that included the issuance of a warrant to purchase up to 25,000 shares of our common stock for a period of three years at an exercise price of $0.75 per share.

We offered and sold the securities in reliance on an exemption from federal registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. We relied on this exemption and rule based on the fact that there were a limited number of investors, all of whom were accredited investors and (i) either alone or through a purchaser representative, had knowledge and experience in financial and business matters such that each was capable of evaluating the risks of the investment, and (ii) we had obtained subscription agreements from such investors indicating that they were purchasing for investment purposes only. The securities were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The disclosure contained herein does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made only as permitted by Rule 135c under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits filed as a part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index, which is incorporated by reference herein.

Exhibits:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IASO BioMed, Inc.
(Registrant)

Date: May 24, 2017	By:	/s/ Mr. Richard Schell
Mr. Richard Schell
Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2017	By:	/s/ Mr. Duane Knight
Mr. Duane Knight
Chief Financial Officer
(Principal Accounting Officer)

