Form 10-Q
period 2017-06-30
IASO BioMed, Inc.
filed 2017-08-21
CIK 1662907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 15, 2017 there were 34,202,632 shares of common stock outstanding.

IASO BioMed, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IASO BIOMED, INC.

CONDENSED BALANCE SHEETS

JUNE 30, 2017 AND DECEMBER 31, 2016

(UNAUDITED)

	June 30, 2017	December 31, 2016

CURRENT ASSETS:
Cash	$ 22,526	$ 13,191
Prepaid expenses	4,376	1,393

Total current assets	26,902	14,584
TOTAL ASSETS	26,902	14,584

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 190,905	$ 28,797
Note payable, related party	25,000	25,000
Accrued salaries	75,000	-
Accrued interest, related party	941	197

Total current liabilities	291,846	53,994

TOTAL LIABILITIES	291,846	53,994

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized;
33,637,632 and 33,427,632 shares issued and outstanding	3,364	3,343
Additional paid-in capital	896,681	644,762
Accumulated deficit	(1,164,989)	(687,515)

Total shareholders' deficit	(264,944)	(39,410)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 26,902	$ 14,584

See accompanying notes to these condensed financial statements

IASO BIOMED, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

Revenues	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative	121,921	26,662	325,652	99,888
Research and development	11,497	-	151,078	295,263
Total operating expenses	133,418	26,662	476,730	395,151

Loss From Operations	(133,418)	(26,662)	(476,730)	(395,151)

Other Expenses:
Interest expense, related party	374	-	744	-
Total other expenses	374	-	744	-

Net Loss	$ (133,792)	$ (26,662)	$ (477,474)	$ (395,151)

Earnings per Common Share:
Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average number of common Shares outstanding:
Basic and diluted	35,586,799	30,817,642	33,540,410	30,817,642

See accompanying notes to these condensed financial statements

IASO BIOMED, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

SIX MONTHS ENDED JUNE 30, 2017

(UNAUDITED)

			ADDITIONAL
	COMMON STOCK		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

BALANCE, December 31, 2016	33,427,632	3,343	644,762	(687,515)	(39,410)
Sale of common stock	210,000	21	83,979	-	84,000
Share-based compensation	-	-	162,940	-	162,940
Contributed services	-	-	5,000	-	5,000
Net loss	-	-	-	(477,474)	(477,474)
BALANCE, June 30, 2017	33,637,632	$ 3,364	$ 896,681	$ (1,164,989)	$ (264,944)

See accompanying notes to these condensed financial statements

IASO BIOMED, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

	For the six months ended June 30,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$ (477,474)	$ (395,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock for license fees	-	165,263
Share-based compensation	162,940	-
Contributed services	5,000	-
Changes in assets and liabilities:
Prepaid expenses	(2,983)	(3,964)
Accounts payable	162,108	1,143
Accrued salaries	75,000	-
Accrued interest, related party	744	-
Net cash used in operating activities	(74,665)	(232,709)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	84,000	145,000
Net cash provided by financing activities	84,000	145,000

Net Increase (Decrease) in Cash	9,335	(87,709)
Cash, beginning of period	13,191	113,313
Cash, end of period	$ 22,526	$ 25,604

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

Basis of presentation - The interim unaudited financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as of and for the three and six month periods ended June 30, 2017 and 2016. The December 31, 2016 Condensed Balance Sheet included herein was derived from the audited year-end financial statements of the Company. Certain information and footnote disclosures normally included in unaudited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim unaudited financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2016, notes and accounting policies thereto included in the Company’s Registration Statement on Form S-1.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Cash and Cash Equivalents – For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of six months or less to be cash equivalents.

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

Research and Development Costs – Research and development costs are charged to operations in the period incurred. For the three months ended June 30, 2017 and 2016, the Company incurred $11,497 and $0 in research and development costs, respectively. For the six months ended June 30, 2017 and 2016, the Company incurred $151,078 and $295,263 in research and development costs, respectively.

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

Earnings Per Share – Basic loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding, plus the impact of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants, plus the conversion of convertible notes. There were 8,660,000 and 8,000,000, respectively, shares excluded as they were anti-dilutive at June 30, 2017 and 2016.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on how certain cash receipts and cash payments should be presented and classified in the statement of cash flows with the objective of reducing existing diversity in practice with respect to these items. ASU 2016-15 is effective for annual periods, and interim periods within those years, beginning after December 15, 2017. This standard will not have a material impact on the Company’s results of operations or financial position.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of ASU 2016-18 is not expected to have a material impact on the financial statements.

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2. Going Concern:

At June 30, 2017 and December 31, 2016, the Company had cash of $22,526 and $13,191, respectively. It also had working capital deficit of $246,944 and $39,410, respectively and an accumulated deficit of $1,164,989 and $687,515, respectively. This raises substantial doubt about the Company's ability to continue as a going concern. Management is taking action to ensure the Company will continue as a going concern for at least one year beyond the date of the issuance of the Company’s financial statements. From March 11, 2015 (Inception) through June 30, 2017, the Company has sold $414,002 in common stock. Common stock sales continue pursuant to the Company’s private placement offering. Additionally, the Company received approval for its Form S-1 Registration Statement with the Securities and Exchange Commission, through which it will offer for sale additional shares of its common stock. These fundraising efforts may not be successful. While there can be no assurances, management believes that these actions will enable the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.Related Party Transactions:

Note Payable – In October 2016, the Company executed an unsecured note payable to Richard Schell, the Company’s Chief Executive officer, founder and stockholder for $25,000 bearing interest at 6% per annum, which remained outstanding at June 30, 2017 and December 31, 2016 with accrued interest payable of $941 and $197, respectively.

In July 2017, the Company executed an unsecured promissory note to Richard Schell for $18,000 bearing interest at 6% per annum. The principal amount of the note, together with $3.00 in accrued interest, was repaid by the Company a day after execution from the proceeds of the sale of common stock.

Services Agreement – Effective January 1, 2017, the Company pays the Company's Corporate Secretary's company $400 per month for reimbursement of certain administrative charges such as computer, internet, phone and similar items. The agreement is on a month-to-month basis and may be terminated at any time by either party. Total expense for the three and six months ended June 30, 2017 were $1,200 and $2,400, respectively.

4. Stockholders’ Equity:

The Company has the authority to issue 110,000,000 shares of $.0001 par value stock, of which 100,000,000 shares are common stock and 10,000,000 shares are preferred stock. As of June 30, 2017 and December 31, 2016 there were 33,637,632 and 33,427,632 common stock shares issued and outstanding.

For the six months ended June 30, 2017, the Company sold $84,000 in its private placement, issuing 210,000 shares of our common stock at $0.40 per share that included warrants to purchase up to 210,000 shares of our common stock exercisable at $0.75 per share for a period of three years from issuance.

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Research Agreement– In January 2016 the Company signed a Research Agreement with The Research Institute of the McGill University Health Centre in Canada for research activities on the Company’s potential products. The agreement covers a period of one year and requires the Company to pay a total of $130,000; $65,000 of which was paid upon execution of the agreement and $65,000 in May 2016. The Agreement was amended in March 2017 to extend the term for one year and requires the payment of an additional $130,000 over that period of which, $20,000 was paid in April 2017 and the balance of which is due in two equal installments of $55,000 payable on June 30, 2017 and September 30, 2017. The Company paid the first installment of $55,000 in July 2017.

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Employment Agreements – In March 2017 the Company entered into an employment agreement with its CEO for a two-year term. The base salary of $150,000 per annum is payable to the CEO only upon the Company’s raising of an additional $750,000. Mr. Schell will assume his responsibilities on a part time basis until requested by the Board of Directors to become a full-time executive. The CEO also received warrants to purchase 250,000 shares of the Company’s common stock at $0.40 per share for a period of five years after issuance. 125,000 warrants vested upon signing the agreement and the remaining 125,000 vest in March 2018. The CEO will also be eligible to earn discretionary annual performance bonuses upon meeting certain objectives as determined by the Board of Directors. The agreement provides for severance payments.

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

The Company accrued $75,000 in salaries related to these agreements for the six months ended June 30, 2017.

Contributed Services – The Company's CEO and CFO were not paid a salary during the period from March 11, 2015 (inception) through February 28, 2017. The Company has recognized the value of their services as contributed services by recognizing $5,000 of compensation expenses in general and administration expenses in the statement of operations for the six months ended June 30, 2017, and additional paid-in capital in the condensed balance sheet at June 30, 2017.

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

Total share based compensation was $162,940 and $0 for the six months ended June 30, 2017 and 2016, respectively.

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

7. Subsequent Events:

In July 2017, the Company sold 250,000 units consisting of common stock and warrants to purchase 250,000 shares of common stock at $0.01 per share expiring in three years for a purchase price of $0.40 per unit or a total of $100,000. In August 2017, the holder exercised the warrant and purchased 250,000 shares at $0.01 per share for proceeds to the Company of $2,500.

Also in July 2017, the Company sold 50,000 units consisting of 50,000 shares of common stock and warrants to purchase 50,000 shares of common stock at an exercise price of $0.75 per share expiring in three years for a unit price of $0.40 per share, or a total of $20,000.

In July 2017, the Company sold 15,000 shares of common stock at $0.50 per share for proceeds of $7,500 pursuant to our Registration Statement on Form S-1.

In July 2017, the Company executed an unsecured promissory note to Richard Schell for $18,000 bearing interest at 6% per annum. The principal amount of the note, together with $3.00 in accrued interest, was repaid by the Company a day after execution from the proceeds of the sale of common stock.

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

As of June 30, 2017 and December 31, 2016 our accumulated deficit was $1,164,989 and $687,515 respectively, our stockholders' deficit was $264,944 and $39,410, and our working capital deficit was $264,944 and $39,410, respectively. Our losses have principally been operating expenses incurred in startup research and development costs, general and administrative, legal, and intellectual property expenses. We expect to continue to incur substantial costs for these activities over at least the next year. At June 30, 2017 and December 31, 2016, the Company had cash and cash equivalents of $22,526 and $13,191, respectively. Management is taking action to ensure the Company will continue as a going concern for at least one year beyond the date of the issuance of the Company’s financial statements. From March 11, 2015 (inception) through June 30, 2017 the Company has sold $414,002 in common stock. Additionally, the Company has received approval of its Form S-1 Registration Statement with the Securities and Exchange Commission through which it will offer for sale additional shares of its common stock.

If we are unable to obtain additional financing on a timely basis, we may have to curtail our development, and business activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. See "Liquidity and Capital Resources" below.

Results of Operations

Six months ended June 30, 2017 compared to six months ended June 30, 2016

The following table presents a summary of our statements of operations for the six months ended June 30, 2017 and 2016.

	For the Six Months Ended
	June 30,
	2017	2016
Revenues	$ -	$ -

Operating Expenses	476,730	395,151

Loss From Operations	(476,730)	(395,151)

Other Expenses	744	-

Net Loss	$ (477,474)	$ (395,151)

Earnings per Common Shares:
Basic and diluted	$ (0.01)	$ (0.01)

Weighted Average number of common Shares outstanding:
Basic and diluted	33,540,410	30,817,642

Revenues

The Company was incorporated on March 11, 2015 and has no revenues to-date and has no products ready for sale.

General and administrative

General and administrative expenses consist primarily of professional legal and accounting fees related to the incorporation and start up activities of the Company, the preparation and filing of the Company’s Form S-1 registration statement, and compensation. General and administrative expenses increased by $225,764 for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The primary reason for the increase is for accrued salaries and share-based compensation expense. The Company expensed accrued salaries of $75,000 for the six months ended June 30, 2017. Share-based compensation expense of $162,940 was recorded for warrants to purchase shares to the Company’s CEO and CFO for the six months ended June 30, 2017. The Company's CEO and CFO were not paid a salary for their part-time services during the period March 11, 2015 (inception) through February 28, 2017. The Company has recognized the value of their services as contributed services by recognizing $5,000 for the six months ended June 30, 2017, and additional paid-in capital in the balance sheet at June 30, 2017. We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the execution of our business plan.

The Company incurred $8,531 and $20,736, respectively, in intellectual property expenses for the six months ended June 30, 2017 and 2016 that are included as general and administrative expenses.

Research and development

Research and development costs are charged to operations in the period incurred. For six months ended June 30, 2017 and 2016, total research and development expenses were $151,078 and $295,263, respectively. The Company incurred license fees and stock compensation for $0 and $295,263 (see Note 5 to the Company’s financial statements) for the six months ended June 30, 2017 and 2016, respectively, that were classified as research and development costs from the exclusive license signed with The Royal Institution for the Advancement of Learning/McGill University agreement described earlier in this document.

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

Also in January of 2016 the Company signed a Research Agreement with Research Institute of the McGill University Health Centre, or RIMUHC, and Dr. Vassilios Papadopoulos which is necessary to continue the fundamental research required to develop the patent licensed to the Company from McGill. Dr. Papadopoulos is significant stockholder and member of the Company's board of directors and he will conduct the research and serve as the principal investigator. The agreement provides that Dr. Vassilios Papadopoulos, and his staff will study “Peptide-based pharmacological induction of androgen formation in male hypogonadism” which is the underlying science behind our product candidate and necessary to develop the product. The research will be conducted at RIMUCH and improvements to the licensed intellectual property will be the property of the Company. The results of the research will be reviewed by the parties and the program may be extended upon mutual agreement. The agreement is for a term of one year, extended by amendment for another year, and requires the Company to pay a total of $130,000; $65,000 of which was paid upon execution of the agreement and $65,000 was paid in May 2016. The amended Research Agreement calls for $20,000 to be paid at signing, $55,000 to be paid by June 30, 2017 and $55,000 to be paid by September 30, 2017. The Company paid the first installment of $55,000 in July 2017.There are limited confidentiality provisions which are subject to the principal investigator’s right to publish findings of the research. The agreement does not enumerate specific termination provisions.

Interest expense

For the six months ended June 30, 2017, the Company recorded accrued interest expense of $744, for the note payable, related party of $25,000 that remained outstanding at June 30, 2017 and December 31, 2016. There was no loan outstanding as of June 30, 2016 so there was no interest expense recorded.

Three months ended June 30, 2017 compared to three months ended June 30, 2016

The following table presents a summary of our statements of operations for the three months ended June 30, 2017 and 2016.

	For the Three Months Ended
	June 30,
	2017	2016
Revenues	$ -	$ -

Operating Expenses	133,418	26,662

Loss From Operations	(133,418)	(26,662)

Other Expenses	374	-

Net Loss	$ (133,792)	$ (26,662)

Earnings per Common Shares:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted Average number of common Shares outstanding:
Basic and diluted	33,586,799	30,817,642

Revenues

The Company was incorporated on March 11, 2015 and has no revenues to-date and has no products ready for sale.

General and administrative

General and administrative expenses consist primarily of professional legal and accounting fees related to the incorporation and start up activities of the Company, the preparation and filing of the Company’s Form S-1 registration statement, and compensation. Total general and administrative expenses increased by $95,259 the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The primary reason for the increase is for accrued salaries and share-based compensation expense. The Company expensed accrued salaries totaling $56,250 for the three months ended June 30, 2017. Share-based compensation expense of $30,753 was recorded for warrants to purchases shares to the Company’s CEO and CFO for the three months ended June 30, 2017. We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the execution of our business plan.

The Company incurred $7,064 and $2,039, respectively, in intellectual property expenses for the three months ended June 30, 2017 and 2016 that are included as general and administrative expenses.

Research and development

Research and development costs are charged to operations in the period incurred. For three months ended June 30, 2017 and 2016, total research and development expenses were $11,497 and $0, respectively.

Interest expense

For the three months ended June 30, 2017 and 2016, the Company accrued interest expense of $374 and $0, respectively, for note payable, related party of $25,000 that remained outstanding at June 30, 2017 and December 31, 2016. There was no loan outstanding as of June 30, 2016 so there was no interest expense recorded.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	June 30, 2017	December 31, 2016

Cash	$ 22,526	$ 13,191

Working Capital Deficit	$ (264,944)	$ (39,410)

Since our inception, we have not generated any revenues and have funded our operations through the sale of our equity securities and through notes payable from the Company’s CEO. The implementation of our business plan, as discussed in "Business," will require the receipt of sufficient grant, equity and/or debt financing to purchase necessary technology and materials, fund our research and development efforts, and otherwise fund our operations. If we are able to complete our offering under the recently approved Form S-1 Registration Statement in full, we anticipate that the estimated net proceeds of $4,800,000 from that offering (assuming no underwriter or brokerage commissions are paid in connection with the offering) will fund our operations until at least December 31, 2018.

	For the six months ended June 30,
	2017	2016

Cash provided by (used in):
Operating activities	$ (74,665)	$ (232,709)
Financing activities	$ 84,000	$ 145,000

Net Cash Used in Operating Activities

For the six months ended June 30, 2017 and 2016, we experienced negative cash flows from operating activities of $74,665 and $232,709, respectively. This is due primarily to a net loss of $477,474 and $395,151, respectively. The loss for the six months ended June 30, 2017 is reduced by share-based compensation of $162,940, an increase in accounts payable of $162,108, accrued salaries of $75,000, non-cash contributed services of $5,000, less a change in prepaid expenses of $2,983 and. For the six months ended June 30, 2016 the loss is reduced by the issuance of stock for license fees, a non-cash transaction of $165,263, and an increase in in accounts payable of $1,143, less a change in prepaid expenses of $3,964. We anticipate that we will continue to use cash in operating activities in the near future.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 and 2016 totaled $84,000 and $145,000, respectively, as a result of common stock sales. We continue to seek additional funding through our private placement and through a public offering.

In July 2017, the Company sold 250,000 shares of common stock at $0.40 per share for a total of $100,000. The sale included the issuance of a warrant to purchase 250,000 shares of common stock at $0.01 per share for a period of three years.  In August 2017, the holder exercised the warrant and purchased 250,000 shares at $0.01 per share for proceeds to the Company of $2,500.

Also in July and August 2017, the Company issued 50,000 shares of our common stock in a private placement for $20,000, or $0.40 per share that included the issuance warrants to purchase up to 50,000 shares of our common stock for a period of three years at an exercise price of $0.75 per share.

In July 2017, the Company sold 15,000 shares of common stock at $0.50 per share for proceeds of $7,500 pursuant to our Registration Statement on Form S-1.

In July 2017, the CEO signed an additional unsecured note payable for $18,000 bearing interest at 6%. This note and accrued interest of $3 was repaid by the Company 1 day later with the proceeds from the sale of common stock.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties other than as described following under “Contractual Obligations.” We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management including our CEO and CFO, who act as our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective as of such date because due to the small size and limited financial resources, our chief financial officer, corporate secretary and chief executive officer are the only individuals involved in the accounting and financial reporting. As a result, the Company lacks sufficient accounting personnel to ensure the accurate and timely filing of its periodic reports. This limited segregation of duties represents a material weakness.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Registration Statement on Form S-1, as amended, which could materially affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2017, the Company sold 250,000 units consisting of common stock and warrants to purchase 250,000 shares of common stock at $0.01 per share expiring in three years for a purchase price of $0.40 per unit or a total of $100,000.  In August 2017, the holder exercised the warrant and purchased 250,000 shares at $0.01 per share for proceeds to the Company of $2,500.

Also in July 2017, the Company sold 50,000 units consisting of 50,000 shares of common stock and warrants to purchase 50,000 shares of common stock at an exercise price of $0.75 per share expiring in three years for a unit price of $0.40 per share, or a total of $20,000.

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

IASO BioMed, Inc.
(Registrant)

Date: August 21, 2017	By:	/s/ Mr. Richard Schell
Mr. Richard Schell
Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2017	By:	/s/ Mr. Duane Knight
Mr. Duane Knight
Chief Financial Officer
(Principal Accounting Officer)