Form 10-Q
period 2017-09-30
IASO BioMed, Inc.
filed 2017-11-17
CIK 1662907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-215083

IASO BIOMED, INC.
(Exact name of registrant as specified in its charter)

Colorado	47-3474169
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7315 East Peakview Avenue

Centennial, Colorado 80111

(Address of principal executive offices) (Zip Code)

(720) 389-0650

(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [x] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]
(do not check if a smaller reporting company)		Emerging growth company	[x]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying any new or revised financial accounting standards provided pursuant to Section 14 (a) if the Exchange Act [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [x]

As of November 17, 2017 there were 34,227,632 shares of common stock outstanding.

IASO BioMed, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IASO BIOMED, INC.
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2017 AND DECEMBER 31, 2016
(UNAUDITED)

	September 30,	December 31,
	2017	2016
ASSETS

CURRENT ASSETS:
Cash	$ 34,347	$ 13,191
Prepaid expenses	2,969	1,393

Total current assets	37,316	14,584

TOTAL ASSETS	$ 37,316	$ 14,584

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 109,605	$ 28,797
Note payable, related party	25,000	25,000
Accrued salaries	131,250	-
Accrued interest, related party	1,315	197

Total current liabilities	267,170	53,994

TOTAL LIABILITIES	267,170	53,994

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,00 shares authorized;
34,202,632 and 33,427,632 shares issued and outstanding	3,420	3,343
Additional paid-in capital	1,057,378	644,762
Accumulated deficit	(1,290,652)	(687,515)

Total shareholders' deficit	(229,854)	(39,410)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 37,316	$ 14,584

IASO BIOMED, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Revenues	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative	113,788	18,483	439,440	118,371
Research and development	11,498	141,845	162,576	437,108
Total operating expenses	125,286	160,328	602,016	555,479

Loss From Operations	(125,286)	(160,328)	(602,016)	(555,479)

Other Expenses:
Interest expense, related party	377	-	1,121	-
Total other expenses	377	-	1,121	-

Net Loss	$ (125,663)	$ (160,328)	$ (603,137)	$ (555,479)

Earnings per Common Share:
Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.02)

Weighted average number of common Shares outstanding:
Basic and diluted	34,164,116	33,221,588	33,716,070	32,211,929

IASO BIOMED, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2017
(UNAUDITED)

			ADDITIONAL
	COMMON STOCK		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
BALANCE, December 31, 2016	33,427,632	3,343	644,762	(687,515)	(39,410)
Sale of common stock	525,000	52	211,448	-	211,500
Warrant exercises	250,000	25	2,475	-	2,500
Share-based compensation	-	-	193,693	-	193,693
Contributed services	-	-	5,000	-	5,000
Net loss	-	-	-	(603,137)	(603,137)
BALANCE, September 30, 2017	34,202,632	$ 3,420	$ 1,057,378	$ (1,290,652)	$ (229,854)

IASO BIOMED, INC.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED)

	For the nine months ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$ (603,137)	$ (555,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock for license fees	-	285,263
Share-based compensation	193,693	-
Contributed services	5,000	-
Changes in assets and liabilities:
Prepaid expenses	(1,576)	(2,678)
Accounts payable	80,808	(723)
Accrued salaries	131,250	-
Accrued interest, related party	1,118	-
Net cash used in operating activities	(192,844)	(273,617)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable, related party	18,000	-
Payments on notes payable, related party	(18,000)	-
Proceeds from sale of common stock	211,500	175,000
Proceeds from the exercise of warrants	2,500	-
Net cash provided by financing activities	214,000	175,000

Net Increase (Decrease) in Cash	21,156	(98,617)
Cash, beginning of period	13,191	113,313
Cash, end of period	$ 34,347	$ 14,696

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, note payable - officer	$ 3	$ -

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

Basis of presentation - The interim unaudited financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as of and for the three and nine month periods ended September 30, 2017 and 2016. The December 31, 2016 Condensed Balance Sheet included herein was derived from the audited year-end financial statements of the Company. Certain information and footnote disclosures normally included in unaudited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim unaudited financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2016, notes and accounting policies thereto included in the Company’s Registration Statement on Form S-1.

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

Research and Development Costs – Research and development costs are charged to operations in the period incurred. For the three months ended September 30, 2017 and 2016, the Company incurred $11,498 and $141,845 in research and development costs, respectively. For the nine months ended September 30, 2017 and 2016, the Company incurred $162,576 and $437,108 in research and development costs, respectively.

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

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Earnings Per Share – Basic loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding, plus the impact of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants, plus the conversion of convertible notes, if any. There were 8,710,000 and 8,075,000, respectively, shares excluded as they were anti-dilutive at September 30, 2017 and 2016.

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

2. Going Concern:

At September 30, 2017 and December 31, 2016, the Company had cash of $34,347 and $13,191, respectively. It also had working capital deficit of $229,854 and $39,410, respectively and an accumulated deficit of $1,290,652 and $687,515, respectively. This raises substantial doubt about the Company's ability to continue as a going concern. Management is taking action to ensure the Company will continue as a going concern for at least one year beyond the date of the issuance of the Company’s financial statements. From March 11, 2015 (Inception) through September 30, 2017, the Company has sold $541,502 in common stock. Common stock sales continue pursuant to the Company’s private placement offering. Additionally, the Company received approval for its Form S-1 Registration Statement with the Securities and Exchange Commission, through which it intends to offer for sale additional shares of its common stock. These fundraising efforts may not be successful. While there can be no assurances, management believes that these actions will enable the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

3.Related Party Transactions:

Note Payable – In October 2016, the Company executed an unsecured note payable to Richard Schell, the Company’s Chief Executive officer, founder and stockholder for $25,000 bearing interest at 6% per annum, which remained outstanding at September 30, 2017 and December 31, 2016 with accrued interest payable of $1,315 and $197, respectively.

In July 2017, the Company executed an unsecured promissory note to Richard Schell for $18,000 bearing interest at 6% per annum. The principal amount of the note, together with $3.00 in accrued interest, was repaid by the Company a day after execution from the proceeds of the sale of common stock.

In October 2017, the Company executed an unsecured promissory note to Richard Schell for $35,000 bearing interest at 6% per annum.

Services Agreement – Effective January 1, 2017, the Company pays the Company's Corporate Secretary's company $400 per month for reimbursement of certain administrative charges such as computer, internet, phone and similar items. The agreement is on a month-to-month basis and may be terminated at any time by either party. Total expense for the three and nine months ended September 30, 2017 were $1,200 and $3,600, respectively.

4. Stockholders’ Equity:

The Company has the authority to issue 110,000,000 shares of $.0001 par value stock, of which 100,000,000 shares are common stock and 10,000,000 shares are preferred stock. As of September 30, 2017, and December 31, 2016 there were 34,202,632 and 33,427,632 common stock shares issued and outstanding.

For the nine months ended September 30, 2017, the Company sold $204,000 in its private placement, issuing 510,000 shares of our common stock at $0.40 per share that included warrants to purchase up to 260,000 shares of our common stock exercisable at $0.75 per share, as well as warrants to purchase up to 250,000 shares of our common stock at $0.01 per share, all for a period of three years from issuance.  In July 2017 the Company issued 250,000 shares of its common stock at $0.01 per share upon exercise of a warrant for total proceeds of $2,500.

For the nine months ended September 30, 2017, the Company issued 15,000 shares of commons stock for total proceeds of $7,500 through its S-1 Registration Statement at $0.50 per share.

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

Research Agreement– In January 2016 the Company signed a Research Agreement with The Research Institute of the McGill University Health Centre in Canada for research activities on the Company’s potential products. The agreement covers a period of one year and requires the Company to pay a total of $130,000; $65,000 of which was paid upon execution of the agreement and $65,000 in May 2016. The Agreement was amended in March 2017 to extend the term for one year and requires the payment of an additional $130,000 over that period of which, $20,000 was paid in April 2017 and the balance of which was due in two equal installments of $55,000 payable on June 30, 2017 and September 30, 2017. The Company paid these installment payments in July and October 2017 leaving no balance due.

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

The Company accrued $131,250 in salaries related to these agreements for the nine months ended September 30, 2017.

Contributed Services – The Company's CEO and CFO were not paid a salary during the period from March 11, 2015 (inception) through February 28, 2017. The Company has recognized the value of their services as contributed services by recognizing $5,000 of compensation expenses in general and administration expenses in the statement of operations for the nine months ended September 30, 2017, and additional paid-in capital in the condensed balance sheet at September 30, 2017.

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

6. Share-based Compensation

In March 2017, the Company issued 750,000 warrants to the Company’s officers to purchase shares of our common stock at $0.40 per share. Estimated fair values of warrants granted have been determined using the Black-Scholes option pricing model with the following average assumptions:

Risk-free interest rate	1.55%
Expected term	3 years
Volatility	154%
Dividend yield	-
Fair value	$ 0.33

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

Total share based compensation was $193,693 and $0 for the nine months ended September 30, 2017 and 2016, respectively.

7. Subsequent Events:

In October 2017, the Company executed an unsecured promissory note to Richard Schell for $35,000 bearing interest at 6% per annum.

In November 2017, the Company sold 25,000 units consisting of 25,000 shares of common stock and warrants to purchase 25,000 shares of common stock at an exercise price of $0.75 per share expiring in three years for a unit price of $0.40 per share, or a total of $10,000.

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

As of September 30, 2017 and December 31, 2016 our accumulated deficit was $1,290,652 and $687,515 respectively, our stockholders' deficit was $229,854 and $39,410, and our working capital deficit was $229,854 and $39,410, respectively. Our losses have principally been operating expenses incurred in startup research and development costs, general and administrative, legal, and intellectual property expenses. We expect to continue to incur substantial costs for these activities over at least the next year. At September 30, 2017 and December 31, 2016, the Company had cash and cash equivalents of $34,347 and $13,191, respectively. Management is taking action to ensure the Company will continue as a going concern for at least one year beyond the date of the issuance of the Company’s financial statements. From March 11, 2015 (inception) through September 30, 2017 the Company has sold $541,502 in common stock. Additionally, the Company has received approval of its Form S-1 Registration Statement with the Securities and Exchange Commission through which it will offer for sale additional shares of its common stock.

If we are unable to obtain additional financing on a timely basis, we may have to curtail our development, and business activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. See "Liquidity and Capital Resources" below.

Results of Operations

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

The following table presents a summary of our statements of operations for the nine months ended September 30, 2017 and 2016.

	For the Nine Months Ended
	September 30,
	2017	2016
Revenues	$ -	$ -
Operating Expenses	602,016	555,479
Loss from Operations	(602,016)	(555,479)
Other Expenses	(1,121)	-
Net Loss	$ (603,137)	$ (555,479)
Earnings per Common Share:
Basic and Diluted	$ (0.02)	$ (0.01)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	33,716,070	32,211,939

Revenues

The Company was incorporated on March 11, 2015 and has no revenues to-date and has no products ready for sale.

General and administrative

General and administrative expenses consist primarily of professional legal and accounting fees related to the incorporation and start up activities of the Company, the preparation and filing of the Company’s Form S-1 registration statement, and compensation. General and administrative expenses increased by $321,069 for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The primary reason for the increase is for accrued salaries and share-based compensation expense. The Company expensed accrued salaries of $131,250 for the nine months ended September 30, 2017. Share-based compensation expense of $193,693 was recorded for warrants to purchase shares to the Company’s CEO and CFO for the nine months ended September 30, 2017. The Company's CEO and CFO were not paid a salary for their part-time services during the period March 11, 2015 (inception) through February 28, 2017. The Company has recognized the value of their services as contributed services by recognizing $5,000 for the nine months ended September 30, 2017, and additional paid-in capital in the balance sheet at September 30, 2017. We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the execution of our business plan.

The Company incurred $9,346 and $20,736, respectively, in intellectual property expenses for the nine months ended September 30, 2017 and 2016 that are included as general and administrative expenses.

Research and development

Research and development costs are charged to operations in the period incurred. For nine months ended September 30, 2017 and 2016, total research and development expenses were $162,576 and $437,108, respectively. The Company incurred license fees and stock compensation for $0 and $295,263 (see Note 5 to the Company’s financial statements) for the six months ended September 30, 2017 and 2016, respectively, that were classified as research and development costs from the exclusive license signed with The Royal Institution for the Advancement of Learning/McGill University agreement described earlier in this document.

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

Also in January of 2016 the Company signed a Research Agreement with Research Institute of the McGill University Health Centre, or RIMUHC, and Dr. Vassilios Papadopoulos which is necessary to continue the fundamental research required to develop the patent licensed to the Company from McGill. Dr. Papadopoulos is significant stockholder and member of the Company's board of directors and he will conduct the research and serve as the principal investigator. The agreement provides that Dr. Vassilios Papadopoulos, and his staff will study “Peptide-based pharmacological induction of androgen formation in male hypogonadism” which is the underlying science behind our product candidate and necessary to develop the product. The research will be conducted at RIMUCH and improvements to the licensed intellectual property will be the property of the Company. The results of the research will be reviewed by the parties and the program may be extended upon mutual agreement. The agreement is for a term of one year, extended by amendment for another year, and requires the Company to pay a total of $130,000; $65,000 of which was paid upon execution of the agreement and $65,000 in May 2016. The Agreement was amended in March 2017 to extend the term for one year and requires the payment of an additional $130,000 over that period of which, $20,000 was paid in April 2017 and the balance of which was due in two equal installments of $55,000 payable on June 30, 2017 and September 30, 2017. The Company paid these installment payments in July and October 2017 leaving no balance due. There are limited confidentiality provisions which are subject to the principal investigator’s right to publish findings of the research. The agreement does not enumerate specific termination provisions.

Interest expense

For the nine months ended September 30, 2017, the Company recorded accrued interest expense of $1,121, for the notes payable, related party totaling $43,000 during that period; $25,000 of which was outstanding at September 30, 2017 and December 31, 2016. There was no loan outstanding as of September 30, 2016 so there was no interest expense recorded.

Three months ended September 30, 2017 compared to three months ended September 30, 2016

The following table presents a summary of our statements of operations for the three months ended September 30, 2017 and 2016.

	For the Three Months Ended
	September 30,
	2017	2016
Revenues	$ -	$ -
Operating Expenses	125,286	160,328
Loss from Operations	(125,286)	(160,328)
Other Expenses	(377)
Net Loss	$ (125,663)	$ (160,328)
Earnings per Common Share:
Basic and Diluted	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	34,164,116	33,221,588

Revenues

The Company was incorporated on March 11, 2015 and has no revenues to-date and has no products ready for sale.

General and administrative

General and administrative expenses consist primarily of professional legal and accounting fees related to the incorporation and start up activities of the Company, the preparation and filing of the Company’s Form S-1 registration statement, and compensation. Total general and administrative expenses increased by $95,305 the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The primary reason for the increase is for accrued salaries and share-based compensation expense. The Company expensed accrued salaries totaling $56,250 for the three months ended September 30, 2017. Share-based compensation expense of $30,753 was recorded for warrants to purchases shares to the Company’s CEO and CFO for the three months ended September 30, 2017. We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the execution of our business plan.

The Company incurred $1,315 and $2,173, respectively, in intellectual property expenses for the three months ended September 30, 2017 and 2016 that are included as general and administrative expenses.

Research and development

Research and development costs are charged to operations in the period incurred. For three months ended September 30, 2017 and 2016, total research and development expenses were $11,498 and $141,845, respectively.

Interest expense

For the three months ended September 30, 2017 and 2016, the Company accrued interest expense of $377 and $0, respectively, for note payable related party totaling $43,000 during that period; $25,000 of which was outstanding at September 30, 2017 and December 31, 2016. There was no loan outstanding as of September 30, 2016 so there was no interest expense recorded.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	September 30,	December 31,
	2017	2016
Cash	$ 34,347	$ 13,191

Working Capital Deficit	$ (229,854)	$ (39,410)

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

	For the nine months ended
	September 30,
	2017	2016
Cash provided by (used in):
Operating activities	$ (192,844)	$ (273,617)
Financing activities	$ 214,000	$ 175,000

Net Cash Used in Operating Activities

For the nine months ended September 30, 2017 and 2016, we experienced negative cash flows from operating activities of $192,844 and $273,617, respectively. This is due primarily to a net loss of $582,635 and $555,479, respectively. The loss for the nine months ended September 30, 2017 is reduced by share-based compensation of $193,693, an increase in accounts payable of $80,808, accrued salaries of $131,250, non-cash contributed services of $5,000, less a change in prepaid expenses of $1,576 and. For the nine months ended September 30, 2016 the loss is reduced by the issuance of stock for license fees, a non-cash transaction of 285,263, and a decrease in in accounts payable of $723, less a change in prepaid expenses of $2,678. We anticipate that we will continue to use cash in operating activities in the near future.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 and 2016 totaled $214,000 and $175,000, respectively, as a result of common stock sales in both years and a warrant exercise in 2017. We continue to seek additional funding through our private placement and through a public offering.

For the nine months ended September 30, 2017, the Company sold $204,000 in its private placement, issuing 510,000 shares of our common stock at $0.40 per share.  In July 2017 the Company issued 250,000 shares of its common stock at $0.01 per share upon exercise of a warrant for total proceeds of $2,500.  For the nine months ended September 30, 2017, the Company issued 15,000 shares of commons stock for total proceeds of $7,500 through its S-1 Registration Statement at $0.50 per share.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management including our CEO and CFO, who act as our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective as of such date because due to the small size and limited financial resources, our chief financial officer, corporate secretary and chief executive officer are the only individuals involved in the accounting and financial reporting. As a result, the Company lacks sufficient accounting personnel to ensure the accurate and timely filing of its periodic reports. This limited segregation of duties represents a material weakness.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Registration Statement on Form S-1, as amended, which could materially affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

IASO BioMed, Inc.
(Registrant)

Date: November 17, 2017	By:	/s/ Mr. Richard Schell
Mr. Richard Schell
Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2017	By:	/s/ Mr. Duane Knight
Mr. Duane Knight
Chief Financial Officer
(Principal Accounting Officer)