Form 10-K
period 2017-12-31
IASO BioMed, Inc.
filed 2018-04-16
CIK 1662907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

 (Mark one)

[X]         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number 333-215083

IASO BIOMED, INC.

(Name of registrant in its charter)

COLORADO	47-3474169
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

7315 East Peakview Avenue, Englewood, Colorado 80111
Address of principal executive offices, Zip Code)

(720) 389-0650
Issuer's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: [  ] Yes [X] No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

Exchange Act. [X]  Yes  [  ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days: [X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X]   Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large Accelerated Filer	Accelerated Filer
Non-Accelerated Filer	Smaller Reporting Company
Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes   [X]   No [  ]

The aggregate market value of the voting common equity held by non-affiliates of the issuer as of June 30, 2017 was $0.

The Registrant had 34,902,632 shares of common stock outstanding as of March 31, 2018.

Documents incorporated by reference: None

TABLE OF CONTENTS

IASO BIOMED, INC.

FORM 10-K

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “IASO BioMed, Inc.”, “we,” “us,” “our,” “our Company,”

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; research, business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1.

BUSINESS

General

We are a developmental stage biotechnology company focusing on researching and developing drugs and diagnostic tests for products with a large commercial market potential as well as drugs which may qualify to treat rare diseases. We are an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"), and will therefore be subject to reduced public company reporting requirements.

We are developing a drug that we believe will be a safer alternative to currently available testosterone replacement therapy by stimulating the body's own production of testosterone rather than using synthetic steroid hormones. We are also developing an out of body test to identify Alzheimer's disease by developing a process, or method, which we believe will be the basis for developing an early stage blood or fluid test for Alzheimer's disease.

A major part of our research and development activities is contracted out to the Research Institute of the McGill University Health Centre and/or contract research organizations. The research team is led by Dr. Vassilios Papadopoulos, one of our founders and directors, who specializes in the biochemistry of steroids and their impact on human disease and use as biomarkers for detection of disease and who also serves as Chairman of our Scientific Advisory Board. His research provides the foundation for our initial technologies and products.

Our two core programs, as described below, are both "first in class" and unique. If we are able to successfully execute our pre-clinical trial, our business plan is to attract pharmaceutical companies and/ or biotechnology companies for potential alliances, joint ventures, licensing or acquisition in order to monetize our efforts at an early stage. Depending on the outcome of these strategies, we plan to either partner or continue on our own to apply for regulatory approval in order to perform Phase I clinical studies.

Testosterone Replacement Program – IAS-167A

In May of 2015, the FDA issued a cautionary notice regarding the use of existing testosterone replacement products to treat low testosterone in aging men due to the possible increased risk of heart attack and stroke. We are developing a drug to replace current treatments for low testosterone, which we believe will not cause dangerous side effects.

Our lead testosterone replacement therapy candidate under development, IAS-167A, is a peptide compound that we have identified and patented and which is designed to use the body's own regulatory mechanisms to produce normal levels of testosterone in men with low testosterone levels, a condition known as hypogonadism. IAS-167A is a first in class compound with a novel molecular target, eliminating the need for administering testosterone externally, by allowing the body's own regulatory machinery to normalize production of testosterone by the testes.

IAS-167A is novel new chemical entity in a highly competitive field which management estimates represents a $2.0 billion 2 market opportunity. Our plan is to identify partnership and licensing opportunities or acquirers in order to monetize the unique benefits of IAS- 167A and reduce the financial burden by IASO to enter into extensive and time consuming clinical trials prior to requesting for market approval.

1 FDA Drug Safety Communication: FDA Cautions About Using Testosterone Products For Low Testosterone Due To Aging; Requires Labeling Change To Inform Of Possible Increased Risk Of Heart Attack And Stroke With Use, 3.3.2015 http://www.fda.gov/Drugs/DrugSafety/ucm436259.htm updating FDA Drug Safety Communication: FDA Evaluating Risk of Stroke, Heart Attack, and Death with FDA- Approved Testosterone Products issued on January 31, 2014. Investigating the risk of stroke, heart attack, and death in men taking FDA-approved testosterone products. http://www.fda.gov/Drugs/DrugSafety/ucm383904.htm

2 Eric Palmer, FiercePharma September 10, 2012, "Abbott, Eli Lilly, Watson Gaining Sales as Aging Men Look For Help"

Our preliminary animal data indicates that the administration of the IASO peptide in hypogonadal rats elevates testosterone levels and with no apparent adverse effects in the IASO peptide treated animals. The table below describes expected attributes we believe are possible after further conducting pre-clinical and clinical trials of IAS-167A.  Since we are still at an early stage of pre-clinical testing it is too early to assess the probability of achieving these results which can only be more accurately determined after human clinical trials.

Potential Benefits of IAS-167(to be proven) vs. Existing Testosterone Replacement Therapy

	EXISTING TESTOSTERONE REPLACEMENT THERAPY	IASO SOLUTION – EXPECTED ATTRIBUTES
Mechanism of Action	"me to" testosterone analogues	First in Class compound, attractive to Pharma

Intervention	Exogenous Testosterone administration pharmacological doses of TRT used, large supra-physiological amounts of circulating T throughout the body

NO exogenous T given; the body makes its own natural T by our pharmacological/biological activation of the natural steroidogenesis mechanism in the testes, thereby inducing restoration of eugonadal levels of T production by the natural producers the Leydig cells

Dosing	Injectable, topical or oral; with inconsistent inter-day / intra-day performance	Formulation to be developed to explore long-acting effects with minimal fluctuations

Prostate	Risk for enlargement	Expected to have neutral effect

Testes	Atrophy with impaired spermatogenesis/infertility; inappropriate for men who wish to father children	Expected to have no effect

Bones	Limited effect	Effects comparable to endogenous T levels

Cardiovascular, etc.	Hematocrit, blood pressure, Pulmonary embolism potential; major safety concerns. FDA has ordered testosterone drug makers to add heart attack and stroke risk warnings to medication labels	No cardiac, hepatic or drug related adverse effects expected

Risk of Contamination

Topical exposure and transfer potential to children, partner and pets; No freedom to use around pregnant loved ones; FDA warning about secondary exposure to topical testosterone gels (AndroGel, Testim) in kids/children

None expected

Abuse Potential	Risk of abuse	None expected

Food interaction/Meal Fat Effect	T levels sensitive to fat content	None expected

Our plan is to identify partnership and licensing opportunities and target strategic acquirers as early in our development process as possible in order to monetize the unique benefits of IAS- 167A's and share the costs of clinical trial development.

Research Status and Plans.

IAS-761A represents, to our knowledge, the first report of induction of testicular testosterone production using non-hormonal agents. Our initial studies produced proof-of-principle data supporting a novel approach to stimulating testosterone formation in males with primary, secondary and acquired hypogonadism that increase both serum and intra-testicular testosterone levels without a suppressive effect on gonadotropins.

We have conducted initial animal studies using laboratory rats. Treatment with IAS-167A and other versions of the peptide resulted in the recovery of both intra-testicular testosterone production and circulating testosterone levels in both normal rats and rats rendered hypogonadal.

Our proof of concept experiments so far have demonstrated that:

•

The identified lead peptide IAS-167A rescued intra-testicular and serum testosterone formation in testes cultures ex vivo of adult male rats; these rats were induced in a hypogonadism state by treating them with GnRH antagonist (Cetrorelix) which suppressed LH and testosterone production.

•

Normal rats treated with the IAS-167A by subcutaneous injections of the peptide resulted in increased serum testosterone levels.

•

Rats treated with shorter versions of the IAS-167A peptide have also resulted in increased serum testosterone levels in a time and dose-effect manner.

•

New versions of the shorter versions of the IAS-167A peptide have also been shown to be active orally and have resulted in increasing serum testosterone levels in a time and dose-effect manner.

Future studies will focus on formulation, study frequency of treatment and long-term effects, as well as pharmacokinetics studies. Our work has gone through peer review process and published in reputable journals: Aghazadeh et al. Molecular Therapy (Nature), 2014;22:1779-1791; ibid. In: Hormones and Transport Systems, Liwack  G (editor). Vitamins Hormones, 2015;98:189-227; Aghazadeh and Papadopoulos. Drug Discovery Today, 2016; 21:278-287.

Our goal is to build additional value in our novel peptide technology by seeking orphan drug designations for IAS-167A family of peptides, and by continuing work to advance this promising product candidate toward pre-clinical testing in multiple therapeutic areas. For example, we will investigate either in our own research or in alliance and/or in collaboration with third parties if our IAS-167A peptide can be used in restoring testosterone levels for rare disorders such as: Klinefelter's syndrome (KS) and congenital hypogonadotropic hypogonadism: KS describes a group of chromosomal disorder in which there is at least one extra X chromosome to a normal male karyotype, with prevalence of one in 500 males (47,XXY) characterized by hypogonadism and infertility. This is not so uncommon (1:1000 live male births but most of the time they are missed until puberty where hypogonadism becomes obvious) TRT has been used as a treatment. Congenital hypogonadotropic hypogonadism (CHH) is a rare disorder of sexual maturation characterized by gonadotropin deficiency with low sex steroid levels associated with low levels of follicle stimulating hormone (FSH) and luteinizing hormone (LH). STAR inactivating mutations: linked to adrenal hyperplasia but they also affect the testis Prader-Willi syndrome: secondary hypogonadism (low gonadotropin and low testosterone levels but not necessarily linked) hypogonadism and infertility are part of a complicated phenotype due to deletion of part of chromosome 15. TRT is used for therapy.

Additional areas of investigation of the effect of IAS-167A peptide are: Chemotherapy-induced testicular failure, HIV patients and opioid users where TRT has been used as a treatment.

The Basic Science Behind IAS-167A

On a fundamental level testosterone production is regulated by the hypothalamus. When the hypothalamus determines that the body’s testosterone levels are low, it releases a hormone called a gonadotropin-releasing hormone. The gonadotropin-releasing hormone sends a message to the pituitary gland which produces follicle-stimulating hormone (FSH) and luteinizing hormone (LH) which travel through the bloodstream to the testes. FSH stimulated sperm production and LH stimulates the Leydig cells in the testicles to create more testosterone by converting cholesterol into a series of steroid intermediates and, ultimately, into testosterone. The biological process of creating steroids, including testosterone, is called steroidogenesis and generally takes place in the mitochondria organelles Leydig cells.

Within mitochondria, cholesterol is converted to pregnenolone by an enzyme in the inner membrane called CYP11A1. Pregnenolone itself is not a hormone, but is the immediate precursor for the synthesis of all of the steroid hormones. Cholesterol import into mitochondria is mediated by a hormone- induced multiprotein complex called the transduceosome, which is composed of cytosolic and outer mitochondrial membrane proteins that control the rate of cholesterol entry into the mitochondria. These proteins interact to produce testosterone. One of these proteins, 14-3-3, binds to VDAC1 protein in mitochondria acting as an inhibitor to the production of testosterone. It is the mechanism by which the body tells the Leydig cells that enough testosterone has been produced. We have discovered a compound (IAS- 167A) that blocks the interaction of 14-3-3 with VDAC1, relieving the inhibition induced by the 14-3-3 - VDAC1 interaction, and thus resulting in increased testosterone production as shown in pre-clinical tests in animal (rat) models of hypogonadism.

Our future studies are expected to validate our proof-of-principle data to support the IAS-167A novel approach to stimulating testosterone formation in males with primary, secondary and acquired hypogonadism that should increase both intra-testicular and serum testosterone levels without a suppressive effect on gonadotropins and without the side-effects cited for exogenous testosterone administration. If proven successful and safe, the potential impact of the use of the proposed approach to testosterone elevation could be a paradigm shifting for the clinical treatment of hypogonadism both in aging and in young infertile men.

Background on Low Testosterone.

Low testosterone, or "Hypogonadism," is a condition in males in which the body does not produce enough testosterone. In men, testosterone is thought to regulate sex drive (libido), bone mass, fat distribution, muscle mass and strength, and the production of red blood cells and sperm. A small amount of circulating testosterone is converted to estradiol, a form of estrogen. As men age, they often make less testosterone, and so they produce less estradiol as well. A team led by Dr. Joel Finkelstein at Massachusetts General Hospital investigated both testosterone and estradiol levels in male hypogonadism. As the testosterone dose was reduced, the scientists showed, reductions in lean mass, muscle size, and leg-press strength resulted from decreases in testosterone itself. In contrast, increases in body fat were due to the related declines in estradiol. Both testosterone and estradiol levels were associated with libido and erectile function. The results appeared in the September 12, 2013, issue of the New England Journal of Medicine. Furthermore, it has been proposed that hypogonadism may predispose men to obesity, insulin resistance, hypertension, and abnormal lipid profiles. 34 The World Health Organization, or WHO, has ranked androgen (testosterone) 18 on the essential medicine list for priority diseases (WHO Model List of Essential Medicines 19th List, April 2015).

Testosterone replacement can induce and maintain secondary sex characteristics, improve bone mineral density, sexual function, sense of well-being, and muscle mass and strength. The Endocrine Society recommends replacement therapy for symptomatic men with androgen deficiency.  The goal of testosterone replacement is to achieve testosterone concentrations in the eugonadal range in order to treat the symptoms and prevent the complications of the deficiency.

3 Miner MM, Sadovsky R. Evolving issues in male hypogonadism: evaluation, management, and related comorbidities. Cleve Clinic Journal of Med. 2007;74 Suppl 3:S38 S46

4 (http://www.nih.gov/news-events/nih-research-matters/understanding-how-testosterone-affects-men)

However, the use of testosterone to treat low testosterone by using current testosterone replacement therapy has potentially damaging side effects. In May of 2015, the FDA cautioned using testosterone products for low testosterone due to aging due to possible increased risk of heart attack and stroke and now requires appropriate labeling in all such products.5 A recent publication demonstrated increased risk of adverse cardiovascular outcomes associated with testosterone replacement in a cohort of 8709 men in the VA health care system who underwent coronary angiography and had low serum testosterone levels. Further reports showed increased risks of myocardial infarction following testosterone prescription in men.6 Another factor to consider with regard to safety of testosterone replacement therapy is the potential for testosterone replacement therapy to elevate estrogens, specifically estradiol. During testosterone replacement, estradiol may increase and, in some cases, exceed the upper limit of normal, which may contribute to the development of nipple or breast tenderness or gynecomastia.7

Reduced serum testosterone is common among (i) sub fertile and infertile young men, including most men diagnosed with idiopathic infertility (primary and secondary hypogonadism); (ii) aging men, because testosterone levels decline after age 40; and are low in the majority of men older than 60 (mainly primary but occasionally secondary hypogonadism); (iii) men with orchitis, and following trauma (injury to genitalia, spinal cord injury), torsion, surgery, chemotherapy, irradiation; and in response to some medications (acquired hypogonadism). The degradation of quality of life is readily apparent in low testosterone situations.

Research Facilities

Certain aspects of our development program are outsourced under research agreements to the world-class laboratory facilities at the RIMUHC in Montreal, Canada and in the future in other contract research facilities as deemed appropriate. The RIMUHC facilities include Histopathology, Immunophenotyping, Molecular Imaging, Proteomics, and Small Animal Imaging Labs platforms. By contracting part of our research activities to RIMUHC's laboratory facilities we have access to specialized and world class research resources in order to expedite our research without maintaining a large full time research staff. We expect that our research will continue at RIMUHC, but we may at any time elect to outsource our research to another facility, including the research facilities at USC.

5 FDA Drug Safety Communication: FDA Cautions About Using Testosterone Products For Low Testosterone Due To Aging; Requires Labeling Change To Inform Of Possible Increased Risk Of Heart Attack And Stroke With Use, 3.3.2015 http://www.fda.gov/Drugs/DrugSafety/ucm436259.htm updating FDA Drug Safety Communication: FDA Evaluating Risk of Stroke, Heart Attack, and Death with FDA- Approved Testosterone Products issued on January 31, 2014. Investigating the risk of stroke, heart attack, and death in men  taking FDA-approved testosterone products.

6 Yeap BB, Hyde Z, Almeida OP, et al. Lower testosterone levels predict incident stroke and transient ischemic attack in older men. J Clin Endocrinol Metab. 2009; 94(7):2353 2359. Ohlsson C, Barrett-Connor E, Bhasin S, et al. High serum testosterone is associated with reduced risk of cardiovascular events in elderly men. The MrOS (Osteoporotic Fractures in Men) study in Sweden. J Am Coll Cardiol. 2011; 58 (16):1674 1681.

7 Kacker R, Traish AM, Morgentaler A. Estrogens in men: clinical implications for sexual function and the treatment of testosterone deficiency. J Sex Med. 2012; 9(6):1681 1696.

Dr. Papadopoulos serves as the dean of the USC School of Pharmacy and holds the John Stauffer Dean’s Chair in Pharmaceutical Sciences. We believe that this arrangement with groups such as RIMUH or others in the future will enable us to perform research at a more cost-effective way than if we developed our own research facilities. See Risk Factors "Drs. Vassilios Papadopoulos and Costas Karatzas, IASO BioMed Scientific Advisory Board, or SAB, members hold positions with USC and RIMUHC respectively. These interrelationships may give rise to potential conflicts of interests which we will try to mitigate but can give no assurances that we will be able to remove conflicts between us and these parties.

Alzheimer's Disease Diagnosis Program – IAS-OSS

Alzheimer's disease currently claims over 5,000,000 American lives, most of whom are 65 years of age or older and approximately 200,000 are younger. Alzheimer's disease is the most common form of dementia and its most common risk factors are aging and family history. Currently, Alzheimer's disease diagnosis is based on an examination of the patient's history, followed by physical and neurological examinations, including late stage testing which cannot conclusively identify the presence of Alzheimer's disease until followed up by post-mortem analysis of the brain. Due to the complex and interrelated nature of dementia diseases, an accurate early stage, non-invasive test that can distinguish Alzheimer's disease from other forms of dementia has eluded the efforts of medical researchers.

We are developing a method (IAS-OSS) for a blood or fluid based diagnostic device for neurodegenerative diseases, which we believe will be able to identify the early onset of Alzheimer's disease. Our research is based on the measurement of synthesized steroids and accumulated levels of oxidation in the brain which we believe will show a presence in the blood or fluids of humans. We refer to this as our AD Diagnosis Program. Our AD Diagnosis Program is intended to provide a commercially available blood test to determine at an early stage if Alzheimer's disease is present.

Our initial research has identified an oxidative stress mediated pathway for DHEA, a major neurosteroid in the brain, and demonstrated that in the analytic procedure being used we identify steroidal metabolites responding to oxidative stress and their presence or absence from the blood of AD patients when compared to normal controls. The proposed Oxidative-Stress dependent Steroidal metabolite profiling test (OSS-test) will also be tested for its potential ability to diagnose other neurodegenerative diseases linked to increased oxidative stress in brain.

We have conducted initial testing procedures and assays for the neurosteroid called dehydroepiandrosterone, or DHEA, observing differences between patients with Alzheimer's disease and normal controls or other samples from dementia conditions. The oxidation biochemical test identifies the production of DHEA in blood taken from non-Alzheimer's patients whereas the same oxidation process performed with blood from Alzheimer's patients has minimal effects on DHEA levels. In parallel, we have identified a steroidal signature in the blood specific for individuals with neurodegenerative diseases.

These tests have the potential to facilitate Alzheimer's disease diagnosis, as they are targeted to diagnose Alzheimer's disease at very early stages and differentiate it from other types of dementia, monitor the effect of therapeutic interventions and the progression of the disease.

When fully developed, e\we plan to offer our diagnostic test for Alzheimer's Disease in the United States initially in conjunction with a comprehensive panel of laboratory services provided in a laboratory that has been accredited under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA") to perform high complexity testing. We believe that if our test is solely available through a CLIA-certified lab, we may market the test as a laboratory developed test ("LDT"). We believe our plan will permit us to monetize our IAS OSS at an earlier stage than applying for FDA approval of our device to test patients directly.

By responding to the demand from the pharmaceutical industry for effective Alzheimer's disease screening in drug development programs, our early monetization strategy is consistent with our overall business strategy to attract partnering and licensing opportunities or potential acquirers to reduce or eliminate expenditures for clinical testing to obtain FDA approvals for commercialization.

Research Status and Plans.

The concept behind the development of the blood-based diagnostic tool for neurodegenerative diseases, such as Alzheimer's disease, is based on research that the brain has the ability to synthesize steroids and observations that oxidative stress that accumulates with aging is particularly high in Alzheimer's disease brains, where increased levels of beta-amyloid (A ) and iron deposition are among the driving forces for increased oxidative stress and hallmarks of Alzheimer's disease pathology. Neurosteroids are steroids made by brain cells independently of peripheral steroidogenic sources. DHEA is a major neurosteroid identified in the brain. The research underlying our license to IAS-OSS has identified an oxidative-stress mediated pathway for DHEA biosynthesis in the brain and demonstrated that the developed assay can be used to identify steroidal metabolites responding to oxidative stress and is either present or absent from the blood of patients with Alzheimer's disease when compared to normal controls. Thus, the identified steroid metabolites provide a direct measurement of changes occurring in the brain and a potential diagnostic of Alzheimer's disease.

Assay validation for our future assay may be conducted at accredited labs to enable our test to be offered to the pharmaceutical industry for diagnosis of patients entering clinical trials in Alzheimer's. In addition, we intend to validate/qualify our test in order to commercialize it as a Laboratory Developed Test ("LDT") under the Clinical Laboratory Improvement Amendments ("CLIA") in 2018. As part of such commercialization process, the Company will be actively evaluating its options with respect to appropriate CLIA labs. We expect our test to be offered to the pharmaceutical industry for diagnosis of patients entering clinical trials for Alzheimer's disease, as a means of selecting the proper patient cohorts while reducing the risk of selecting the wrong patients for inclusion in clinical studies. We expect our test to become available to the pharmaceutical industry under Investigational Use Only (IUO), in therapeutic clinical development programs.

We plan to offer our diagnostic test for Alzheimer's disease in the United States solely in in a laboratory that has been accredited under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA") to perform high complexity testing. We believe that if our test is solely available through a CLIA- certified lab, we may market the test as a laboratory developed test ("LDT")

We believe our diagnostic assay will be initially be regulated as Laboratory Developed Tests ("LDTs") under the Clinical Laboratory Improvement Amendments ("CLIA"), and thereafter the Company may seek to gain FDA approval for its diagnostic candidates as In-Vitro Diagnostics ("IVDs"). CLIA provides that laboratories must demonstrate how well an LDT performs using certain performance standards. Laboratories that perform testing on human specimens for the diagnosis, prevention, or treatment of disease, or for the assessment of health, must comply with all applicable CLIA '88 regulations. These regulations, establish standards to help ensure the quality and accuracy of laboratory testing. While most common laboratory tests are commercial tests, manufactured and marketed to multiple laboratories, some new tests are developed, evaluated, and validated within one particular laboratory. These LDTs are used solely within that laboratory and are not distributed or sold to any other labs or health care facilities.

Because LDTs are not marketed to other labs or facilities, they do not require approval for marketing from the U.S. Food and Drug Administration (FDA) as do commercially developed and marketed tests. However, these types of tests must go through rigorous validation procedures and must meet several criteria before results can be used for decisions regarding patient care. These include demonstration of test accuracy, precision, sensitivity, and specificity. If we are unable to engage a CLIA-certified lab to process our diagnostic test at its facilities, the commercialization of our diagnostic test may be unsuccessful.

We have used the GC/MS testing method and have recorded the following results:

•

Confirmed that the amount of DHEA present in sera from age-matched controls is higher than that found in sera from Alzheimer's disease patients.

•

Demonstrated the presence of an oxidative stress-dependent alternative pathway of DHEA biosynthesis in the human.

•

A dramatic increase of DHEA production was observed following incubation of sera from age-matched controls compared to that seen with sera from Alzheimer's disease patients. This significant difference of the DHEA increase, indicated that its precursor, is present at a high level in the control human serum.

•

We have analyzed samples from AD and control and other dementia patients.

•

Within the next 6 months we will finalize our bioinformatic analysis.

We believe that the data supports the investigational use of this biochemical pathway as a diagnostic means for Alzheimer's disease. Based on current data, we believe validation of the assay in key patient population groups will establish the specific sensitivity and specificity performance of the assay. Our focus is on licensing out to a 3rd party by the end in 2018. Alternatively, we will explore in parallel the possibility of commercialization through reference labs under the Clinical Laboratory Improvement Amendment of 1988 ("CLIA"). Clinical laboratories regulated under the CLIA, qualified to perform high complexity testing, can provide physicians with test results utilizing in- house diagnostic tests using Analyte specific reagents ("ASR's"), restricted devices under section 520(e) of the Federal Food, Drugs, and Cosmetic Act.

Background.

The Alzheimer's Association estimates that approximately 5.7 million Americans had Alzheimer's disease in 2018 with 5.5 million being 65 years of age and older. By 2025 they estimate that 7.1 million people will be inflicted with Alzheimer's disease. The disease is the 6th leading cause of death in the United States and at this time the disease cannot be prevented or slowed. Approximately 1 in 3 seniors die of Alzheimer's disease or related dementias. Most people living with Alzheimer's are not aware of their diagnosis making advanced health care planning and decision making about their lives quite difficult. Dementia is a general term for a decline in mental ability that interferes with daily life. Alzheimer's disease is the most common type of dementia. At this time there is no accurate diagnostic test for Alzheimer's disease 8 Patients are interviewed and observed for symptoms with scans and blood tests being used to rule out other potential issues and not to positively identify the presence of the disease.

Currently Alzheimer's diagnosis depends on the family history, mental assessment, neurological signs and physical exam as briefly described below:

Cerebrospinal Fluid (CSF): CSF samples and protein assays of specific analytes remain today the best tools in the diagnosis of Alzheimer's disease The procedure involves a lumbar puncture - the insertion of a hallow cannula or needle into the lower spinal column in order to collect blood free CSF.

Positron Emission Tomography (PET): PET requires large, multi-million dollar cameras which collect the radioactive decay of minute quantities of radioactive tracers injected into the blood stream. Amyvid from Avid Radiopharmaceuticals, now Lilly Diagnostics, received FDA approval as an in vivo radiotracer to label the amyloid plaques of the brain. These studies cost $3,000-$5,000 per imaging session per patient and are done in a facility with a PET instrument rather than receiving a diagnostic test in their clinician's office.

Magneto encephalography (MEG): MEG instruments which are both physically large and costly employ advanced superconducting magnets operating in near absolute zero temperature to measure minute brain currents.

8 Source: www.alz.org

Magnetic Resonance Imaging (MRI): MRI instruments are able to measure the gross anatomy of the brain within the skull and although they are costly and accessible only at an imaging center (in patient or outpatient), they are standard of care to insure that there is no gross brain tumor or evidence of white matter infarct, typical after sub-clinical or mini-strokes have occurred. A rather costly modality, is the use of functional MRI whereby a patient is given to complete tasks while they are lying in a MRI brain scanner and asked to participate in task-based maneuvers to understand which anatomical structures are active during the tasks. These diagnostic studies are difficult to implement with satisfactory results due to the distractions of motion artifacts and noise. In routine clinical practice, they are not commonly conducted.

Cognition: There are many companies creating computerized cognitive assessments of a human subject from a neuropsychological perspective. Many of these are considered reliable and easily administered in a clinician's office. Some of the cognitive assessment tools in the market today are the CogState battery of tasks, the CNS Vital Signs, the ImPACT test and the CANTAB battery. However, these cognition assessment tools have limitations on their ability to accurately and objectively measure brain function.

License

In January 2016, the Company signed a worldwide, exclusive license agreement with The Royal Institution for the Advancement of Learning/McGill University, or McGill, for a patent titled Therapeutics for the Induction of Endogenous Steroidogenesis and Methods Associated with Their Identification underlying the basis of our Testosterone Replacement Therapy. The term of the agreement is 10 years or upon the expiration of the patent, whichever is later. The agreement may be terminated by the Company after one year from signing if it gives 60 day’s written notice, ceases to use the intellectual property, paying expense incurred by McGill, submitting reports, terminating all sublicenses and returning all confidential information. The agreement may be terminated by McGill upon in the event of a Company payment default, bankruptcy, material breach of the agreement or failure to use diligent efforts to commercialize and sublicense the intellectual property.

Licensed Intellectual Property – IAS-167A

Program	I.D.	Applicant	Title
IAS-167A Hypogonadism	U.S. Patent No. WO2014197979A1	The Royal Institution For The Advancement Of Learning/McGill University	Therapeutics for the induction of endogenous steroidogenesis and methods associated with their identification.

Our patent is categorized as composition of matter covering our peptide and also categorized as a method patent for the use of our peptide to treat hypogonadism. The expiration date of our U.S. patent is in May, 2034. We have filed national phase applications in Canada, Australia, India and Europe filings.  We intend to secure registrations in the U.S. Patent and Trademark Office for the following trademarks:  IASO; and IASO BIOMED.

We also have federal common law rights in the trademarks, IASO BioMed, and other trademarks used in the conduct of our business that are not registered.

Our success will depend in large part on our ability to develop and protect our proprietary technology. We intend to rely on a combination of patent, trade secret and know-how, copyright and trademark laws, as well as confidentiality agreements, licensing agreements, non-compete agreements and other agreements, to establish and protect our proprietary rights. Our success will also depend upon our ability to avoid infringing upon the proprietary rights of others, for if we are judicially determined to have infringed such rights, we may be required to pay damages, alter our services, products or processes, obtain licenses or cease certain activities. We conduct prior rights searches before launching any new product development or service to put us in the best position to avoid claims of infringement

This license agreement with McGill requires, for each of the Company's potential products, a payment of annual net revenues, with a minimum royalty of CAD $5,000 each, per year starting on the date of commercialization of the first product developed using the intellectual property covered by the license agreement. The Company must pay milestone payments in the aggregate amount of $480,000. The Company has not made any payments to McGill as of this date under the Licensing Agreement (we have paid them the patent expenses of about $7k). The Company must also pay McGill an aggregate amount of $255,000 as milestone payments for the out of body test to identify Alzheimer's disease.

These agreements, payable in Canadian dollars, expose the Company to foreign exchange transaction gains and losses. In addition, the Company and McGill have agreed to issue 300,000 shares of our common stock to McGill in lieu of the pre-existing anti-dilution provisions.

The description of the License Agreement, as amended, and the Research Agreement, as amended, are not complete and are qualified by reference to Exhibits 10.1, 10.2, 10.3 and 10.6 to Form S-1 filed with the Securities and Exchange Commission.

Also, in January 2016 the Company signed a Research Agreement with Research Institute of the McGill University Health Centre, (or RIMUHC).  Dr. Papadopoulos is significant stockholder and Chair of the SAB h and serves as the principal investigator. The agreement provides that Dr. Vassilios Papadopoulos, and his staff will study Peptide-based pharmacological induction of androgen formation in male hypogonadism which is the underlying science behind our product candidate and necessary to develop the product. The research conducted at RIMUCH and improvements to the licensed intellectual property will be the property of the Company. The program was extended one year by an amendment. The agreement required the Company to pay a total of $130,000 which was paid in 2016. The amended Research Agreement was executed in March 2017 and required payment of an additional $130,000, which was paid as follows: $20,000 in April 2017; $55,000 in July 2017; and $55,000 in October 2017. The term of the agreement was the earlier of one year, which was extended for one year, or until the Research Program has been completed and that the agreement may be terminated without cause by either party upon 30 days’ advance written notice. There are limited confidentiality provisions which are subject to the principal investigator’s right to publish findings of the research. The agreement does not enumerate specific termination provisions.

Technology; Research and Development

We intend to expand our current research agreement and to cover some of our main research activities with the RI-MUHC and in the future in Dr. Papadopoulos' laboratory at USC; we will also be seeking collaborations with other academic and industry partners in order to advance our R D programs. Certain aspects of our work will be contracted to contract research organizations, for example the peptide synthesis part, animal toxicology etc. The Nonclinical Studies for Biologics including our peptide is similar to other drugs and must undergo laboratory and animal testing to define their pharmacologic and toxicological effects before they can be studied in humans.

Animal species, such as rats and dogs, and a variety of tests, such as functional tests, to identify that our peptides are pharmacologically active, assess our peptide’s pharmacologic activity and define their mechanism of action.

With respect to our Testosterone Replacement Program we have established the following timelines:

Results of Year 1 of Operations:

During year 1 of operations we accelerated the optimization of our lead peptide IAS-167A. We have identified a series of peptides, which show effective increase of T levels in animal models.

More specifically we have shown that our peptides are efficacious in animal models in increasing circulating testosterone levels in normal rats and restoring testosterone levels in hypo-gonadal young LH-suppressed rats.). Furthermore, we have optimized the peptide sequences and have developed a series of smaller peptides which can be administered orally and induce the T levels in normal rats.  We have performed single- and repeat-dose administration of our IAS-167A series of peptides in rats and have not observed any toxicity.

Year 2 of Operations

Assuming adequate funding we have set out to execute the following plan: The stability and solubility of our lead peptide(s) will be used as one of determining factors in peptide final selection including oral bioavailability. We will repeat animal toxicity studies examining the long term and short term impact (typically in two animal species rat and dog) and safety pharmacology studies assessing absorption, disposition, exposure, and clearance and explore dose response relationships (to evaluate our formulated peptide’s functional effects on major body systems and specific organs). We will perform preclinical pharmacology and pharmacokinetics studies (used to support the clinical dosing route and regimen at later phases of the program). The formulated IAS-167A series of peptides will be tested in various dose response studies in animals to evaluate the efficacy (time- and dose- effects) and guide the dosing regimen in early clinical development.  This information is used to predict margins of safety for future human studies. We will be formalizing a regulatory strategy in order to advance our program to perform studies under Good Laboratory Practice (GLP) regulations and in the future for either ourselves or a collaborator to begin phase I testing and/or establishing an orphan drug program. We will be contracting work with a Contract Research Organizations (CRO) to delineate our regulatory path and initiate the regulatory package required to initiate discussions with FDA. We will also be initiating discussions with various CRO’s for the manufacturability of our peptide, for assays and a process to prepare large quantities of required material to perform the animal GLP studies. The legal framework for preclinical testing of biologics including peptides is essentially similar to that for drugs in that, for example, the FDA’s good laboratory practice (GLP) regulations typically apply. Information to be submitted to FDA include our peptide’s pharmacologic effects and mechanism of action, information on its absorption, distribution, metabolism, and excretion, also details on chemistry, manufacturing, and controls information of our peptide sufficient to allow evaluation of safety, uniformity, consistency, reliability, reproducibility, quality, and integrity of our product candidate.

With respect to our Alzheimer’s Disease Diagnosis Program IAS-OSS program during the first year of Operations we focused on testing the sensitivity and specificity of our test in blood samples from patients with various neurodegenerative and neurological/neuropsychiatric diseases. The sensitivity of a clinical test refers to the ability of the test to correctly identify those patients with the disease. For example, a test with 80% sensitivity detects 80 of patients with the disease (true positives) but 20 with the disease go undetected (false negatives). The specificity of a clinical test refers to the ability of the test to correctly identify those patients without the disease. For example, a test with 80 specificity correctly reports 80 of patients without the disease as test negative (true negatives) but 20 patients without the disease are incorrectly identified as test positive (false positives).

For our IAS-OSS program we have tentatively established the following timelines for Year 2 of Operations assuming adequate funding and successful completion of each precursor phase of testing:

We will continue working on the performance metrics of the test such as: Positive Predictive Value (PPV) and Negative Predictive Value (NPV). The PPV of a test is a proportion that is useful to clinicians since it answers the question:  How likely is it that this patient has the disease given that the test result is positive. The NPV of a test answers the question: How likely is it that this patient does not have the disease given that the test result is negative.

The validity (ability of our test to indicate which individuals may have the disease and which do not) in key patient population groups, will be determined in addition to reproducibility, repeatability, reliability (which indicates that the results of our test are identical or closely similar each time it is conducted). Our focus is on advancing the development of a blood-based test for Alzheimer's disease for commercialization in year 2of our operations through partnerships with reference labs under the Clinical Laboratory Improvement Amendment of 1988. Our key commercial milestone in the development of our blood-based test would be to out license the test by the end of year 2 of our operations or earlier.

Competition

We will compete with many pharmaceutical, biotechnology, and diagnostic companies, as well as other private and public companies involved in the development and commercialization of testosterone replacement therapy and Alzheimer's diagnostic devices.

Companies in the pharmaceutical, diagnostic and biotechnology fields are subject to intense competition. We compete with numerous larger companies that have substantially greater financial and other resources and more experience. The principal factors affecting our competitive markets include scientific and technological factors, the availability of patent and other protection for technology and products, the ability, length of time and cost required to obtain governmental approval for testing, manufacturing and marketing and in the future upon product approval physician acceptance. Companies that complete clinical trials, obtain regulatory approvals and commence commercial sales of their products before us may achieve a significant competitive advantage. In addition, such companies may succeed in developing products that are more effective and less costly than products that may be developed by us. There can be no assurance that developments by other companies will not render our products or technologies obsolete or noncompetitive or that we will be able to keep pace with the technological developments of our competitors.

We believe that some of our competitors are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing the desired therapeutic or diagnostic effect than products being developed by us. These competing products may be more effective and less costly than the products developed by us.

Significant levels of research within our fields of interest occur at universities, non-profit institutions, and for-profit organizations. These entities compete with us in recruiting skilled scientific talent.

We believe that our ability to compete successfully will depend upon our ability to create and maintain scientifically advanced technology, obtain adequate funding, develop proprietary products, attract and retain scientific personnel, obtain patent or other protection for our products, develop strategic alliances to enhance the likelihood of success, obtain required regulatory approvals and manufacture and successfully market our products.

Set forth below are companies we know of that are either supplying testosterone replacement therapies or are in some stage of testing therapies. However, we are not aware of any company that is conducting research of the same class of drugs as our IAS-167A.

COMPANY	DRUG	SOURCE
FORENO	Fispemifene is the first selective estrogen receptor modulator designed only for men. It will be developed for treatment of symptoms of low	http://forendo.com/

REPROS Therapeutics, Inc. ®

Androxal® is a single isomer of clomiphene citrate and is an orally active proprietary small molecule compound. We are developing Androxal for men of reproductive age with low testosterone due to secondary hypogonadism. This has been acquired by Allergan.

NOVARTIS	Novartis is developing BGS 649, an aromatase inhibitor, for the treatment of obese hypogonadotropic hypogonadism. Development is at the phase II stage for hypogonadism in the US and Canada.

ANTARES PHARMA	QUICKSHOT® testosterone enanthate administered once-weekly by subcutaneous injection using the QuickShot auto injector Ph III.	http://www.antarespharma.com/files /4714/2486/6835/P3_PK_QST_2-24 15.PDF

ENDO	NATESTO was launched in March 2015; it is a T nasal gel formulation for TRT	http://www.endo.com/endopharma/our-products

CLARUS THERAPEUTICS	REXTORO, if approved by the FDA, will be a first-in-class oral T formulation to treat men diagnosed with T deficiency together with an associated medical condition known as hypogonadism.	http://www.clarustherapeutics.com/content/productdevelopment/overview.htM

DIURNAL	Diurnal is developing a first-in-class physiological native oral testosterone replacement treatment for patients suffering from hypogonadism (preclinical).	http://www.clarustherapeutics.com/content/productdevelopment/overview.htm

FERRING	Ferring is running a phase 3, open label, nonrandomized, clinical trial to evaluate the efficacy and safety of FE 999303 (Testosterone Gel) in adult hypogonadal males.

LIPOCINE	LPCN 1021 is a novel oral product candidate of Testosterone (T) prodrug, Testosterone Undecanoate (TU) developed as an oral alternative to current testosterone replacement therapy (TRT) products.	http://www.lipocine.com/pipeline/lpcn-1111/

MONOSOL Rx	MSRX-110 is T on dissolvable film, a minimally invasive alternative to pills, injections and gels.	http://www.monosolrx.com/content/pipeline/overview.htm

PANTARHEI Bioscience B.V.

Testetrol (T2) is an orally bioavailable, natural metabolite of testosterone derived from the feto-placental unit. Testetrol is synthesized by the fetal liver during pregnancy. Testetrol differs from testosterone by having an hydroxyl-group at the 15-position.

http://www.pantarheibio.com/pipeline/others.htm

SOLUBEST	Utilizing its Solumer™ methodology Solubest developed a new oral formulation of Testosteron Undecaonoate.	http://www.solubest.com/pages/products/testosterone.php

MERCK	Andriol is an oral formulation of Testosterone undecanoate

We do not know of any FDA-approved diagnostic to detect Alzheimer's disease, although there are tests available under the CLIA exemption through reference labs. If any of our current diagnostic programs are ultimately successfully marketed, they would compete against, or augment, the most widely used current practice of detecting Alzheimer's disease through a battery of tests, namely neurological and psychiatric examinations, extensive laboratory tests and brain imaging to rule out other conditions (such as stroke, brain tumor, or depression) with similar symptoms.

We are aware of other companies and academic institutions pursuing the development of biochemical markers to be utilized in the diagnosis of Alzheimer's disease. Competitive diagnostics in development, as well as some that are marketed through reference laboratories, include approaches which attempt to identify Alzheimer's disease patients by measuring: (i) normal tau, total tau or phosphorylated tau in CSF, either individually, or as part of a panel, (ii) beta amyloid, (iii) neural thread protein in CSF and/or urine, (iv) amyloid derived diffusible ligands ("ADDL's") in CSF, (v) imaging plaques in the brain, or (vi) employing proteomic or genetic markers for Alzheimer's disease. Athena Diagnostics has "research use only" type CSF-based tests available, Acumen Pharmaceuticals (based on detection of soluble A oligomer levels in the cerebrospinal fluid of Alzheimer patients).

Companies and academic centers are in the process of developing blood based test to diagnose the Alzheimer's disease at early stages. University of Calgary investigators (they use special molecular probes and advanced spectral microscopy to detect minute amounts of abnormal proteins in blood). Georgetown University Medical Center (Howard J. Federoff, identified 10 phospholipids present at consistently lower levels in blood samples of most of the group that developed Alzheimer's). Proteome Sciences and researchers at Kings College, London (identified a combination of 10 proteins capable of predicting whether individuals with MCI would develop Alzheimer's disease within a year, with an accuracy of 87 percent). National Institute on Aging (focusing on a protein in the brain called insulin resistance signaling IRS-1 that may signal the earliest stages of Alzheimer's, participants who had Alzheimer's had higher amounts of the inactive form of IRS-1 and lower amounts of the active form than those adults who were healthy. The participants who were diabetic had intermediate levels of IRS-1); Israeli based NeuroQuest (develops a novel blood-based diagnostic test for Alzheimer's disease based on a specific cellular immune response which reflects the failure of the immune system to cope with the disease and thereby contributes to disease escalation). NanoSomiX has developed a unique process to measure a specific panel of Alzheimer's disease linked neural proteins in blood based on amyloid beta 1-42, total tau, p-tau T181, p-tau S396, as well as exosome marker CD81. We are not aware of any company that is conducting research of early detection of Alzheimer's disease using the same technology and methodologies that we are using.

Set forth below are the companies we know of that are supply or testing diagnostic devices for Alzheimer's disease or are at some stage of testing. However, we are not aware of any company that is conducting research of early detection of Alzheimer's disease using the same technology and methodologies that we are using.

Many of our competitors and potential competitors have substantially greater financial, technological, research and development, marketing and personnel resources than we do. We cannot, with any accuracy, forecast when or if these companies are likely to bring their products and therapies to market in competition with those that we are pursuing.

Customers

Since our products are in pre-clinical trial we do not have any existing customers. Our testosterone replacement and Alzheimer's diagnostic's products are intended to be marketed to physicians, other health care professionals, hospitals, research institutions, pharmaceutical companies and the military. It is anticipated that physicians who specialize in urology, men's health and internists will be the physicians most likely to use our testosterone replacement therapy and physicians that specialize in geriatrics, neurology and will be the physicians most likely to use our diagnostic tests.

Governmental Regulation

U.S. Government Regulation

The health care industry is highly regulated in the United States. The federal government, through various departments and agencies, state and local governments, and private third-party accreditation organizations regulate and monitor the health care industry, associated products, and operations. The following is a general overview of the laws and regulations pertaining to our business.

Drug and Biological Product Regulation

The FDA has broad regulatory authority over drugs and biologics marketed for sale in the United States. The FDA regulates the research, clinical testing, manufacturing, safety, effectiveness, labeling, storage, recordkeeping, promotion, distribution, and production of drugs and biological products. The FDA also regulates the export of drugs and biological products manufactured in the United States to international markets. With the assistance of a regulatory CRO will delineate our regulatory strategy for the T peptide(s). If T peptide will be regulated as a drug, or biological product then the applicable laws and regulations under the FDCA and/or Section 351 of the Public Health Service Act (PHSA) will apply.

For products that are regulated as drugs, an investigational new drug, or IND, application and an approved new drug application, or NDA, are required before marketing and sale in the United States pursuant to the requirements of 21 C.F.R. Parts 312 and 314, respectively. An IND application notifies the FDA of prospective clinical testing and allows the test product to be shipped in interstate commerce. Approval of a NDA requires a showing that the drug is safe and effective for its intended use and that the methods, facilities, and controls used for the manufacturing, processing, and packaging of the drug are adequate to preserve its identity, strength, quality, and purity. If regulated as a biologic, the product must be subject to an IND to conduct clinical trials and a manufacturer must obtain an approved biologics license application, or BLA, before introducing a product into interstate commerce. To obtain a BLA, a manufacturer must show that the proposed product is safe, pure, and potent and that the facility in which the product is manufactured, processed, packed, or held meets established quality control standards.

Drug and biological products must also comply with applicable registration, product listing, and adverse event reporting requirements as well as the FDA's general prohibition against misbranding and adulteration. Additionally, the FDA actively enforces regulations prohibiting marketing and promotion of drugs and biologics for indications or uses that have not been approved by the FDA (i.e., "off label" promotion).

In the event that the FDA does not regulate our services in the United States solely under the HCT/P regulation, our products and activities could be regulated as drug or biological products under the FDCA. If regulated as drug or biological products, we will need to expend significant resources to ensure regulatory compliance. If an IND and NDA or BLA are required for any of our products, there is no assurance as to whether or when FDA approval of the product will be received. The process of designing, conducting, compiling and submitting the non-clinical and clinical studies required for NDA or BLA approval is time-consuming, expensive and unpredictable. The process can take many years, depending on the product and the FDA's requirements.

If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions from public warning letters, fines, injunctions, consent decrees and civil penalties to suspension or delayed issuance of approvals, seizure of our products, total or partial shutdown of our production, withdrawal of approvals, and criminal prosecutions. If any of these events were to occur, it could materially adversely affect us.

Medical Device Regulation

The FDA also has broad authority over the regulation of medical devices marketed for sale in the United States. The FDA regulates the research, clinical testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, promotion, distribution, and production of medical devices. The FDA also regulates the export of medical devices manufactured in the United States to international markets.

Under the FDCA, medical devices are classified into one of three classes - Class I, Class II, or Class III, depending upon the degree of risk associated with the medical device and the extent of control needed to ensure safety and effectiveness. Class I devices are subject to the lowest degree of regulatory scrutiny because they are considered low risk devices and need only comply with the FDA's General Controls. The General Controls include compliance with the registration, listing, adverse event reporting requirements, and applicable portions of the Quality System Regulation as well as the general misbranding and adulteration prohibitions.

Class II devices are subject to the General Controls as well as certain Special Controls such as 510 (k) premarket notification. Class III devices are subject to the highest degree of regulatory scrutiny and typically include life supporting and life sustaining devices and implants. They are subject to the General Controls and Special Controls that include a premarket approval application, or PMA. "New" devices are automatically regulated as Class III devices unless they are shown to be low risk, in which case they may be subject to de novo review to be moved to Class I or Class II. Clinical research of an investigational device is regulated under the investigational device exemption, or IDE, regulations of 21 C.F.R. Part 812. Nonsignificant risk devices are subject to abbreviated requirements that do not require a submission to the FDA but must have Institutional Review Board (IRB) approval and comply with other requirements pertaining to informed consent, labeling, recordkeeping, reporting, and monitoring. Significant risk devices require the submission of an IDE application to the FDA and the FDA's approval of the IDE application.

Before FDA approval for general sale, under certain conditions, companies can supply either "investigational use only" or "research use only" assays under the Clinical Laboratory Improvement Amendment ("CLIA") of 1988. Whether we will be able to market kits under these regulatory categories, or obtain final approval for a kit for specific claims, is uncertain given changing regulatory environments in most major markets.

Current Good Manufacturing Practices

Products that are regulated as drugs, biological products, or devices must comply with applicable good manufacturing practice regulations. The current Good Manufacturing Practices, or cGMPs, regulations for drug products are found in 21 C.F.R. Parts 210 and 211; the General Biological Product Standards for biological products are found in 21 C.F.R. Part 610; and the Quality System Regulation for medical devices are found in 21 C.F.R. Part 820. These cGMPs and quality standards are designed to ensure the products that are processed at a facility meet the FDA's applicable requirements for identity, strength, quality, sterility, purity, and safety. In the event that our domestic United States operations are subject to the FDA's drug, biological product, or device regulations, we intend to comply with the applicable cGMPs and quality regulations.

If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions from public warning letters, fines, injunctions, consent decrees and civil penalties to suspension or delayed issuance of approvals, seizure of our products, total or partial shutdown of our production, withdrawal of approvals, and criminal prosecutions. If any of these events were to occur, it could materially adversely affect us.

Good Laboratory Practices

The FDA prescribes good laboratory practices, or GLPs, for conducting nonclinical laboratory studies that support applications for research or marketing permits for products regulated by the FDA. These regulations are published in Part 58 of Title 21 of the C.F.R. GLPs are intended to assure the quality and integrity of the safety data filed in research and marketing permits. GLPs provide requirements for organization, personnel, facilities, equipment, testing facilities operation, test and control articles, protocol for nonclinical laboratory study, records, reports, and disqualification by the FDA. To the extent that we are required to, or the above regulation applies, we intend that our domestic laboratory activities will comply with GLPs.

Federal Regulation of Clinical Laboratories

Congress passed the Clinical Laboratory Improvement Amendments, or CLIA, in 1988, which provided the Centers for Medicare and Medicaid Services, or CMS, authority over all laboratory testing, except research that is performed on humans in the United States. The Division of Laboratory Services, within the Survey and Certification Group, under the Center for Medicaid and State Operations, or CMSO, has the responsibility for implementing the CLIA program.

The CLIA program is designed to establish quality laboratory testing by ensuring the accuracy, reliability, and timeliness of patient test results. Under CLIA, a laboratory is a facility that does laboratory testing on specimens derived from humans and used to provide information for the diagnosis, prevention, treatment of disease, or impairment of, or assessment of health. Under the CLIA program, laboratories must be certified by the government, satisfy governmental quality and personnel standards, undergo proficiency testing, be subject to inspections, and pay fees. The failure to comply with CLIA standards could result in suspension, revocation, or limitation of a laboratory's CLIA certificate. In addition, fines or criminal penalties could also be levied. To the extent that our business activities require CLIA certification, we intend to obtain and maintain such certification. We plan to outsource our laboratory testing to CLIA certified laboratories.

Foreign Government Regulation

In general, we will need to comply with the government regulations of each individual country in which our products are to be distributed and sold. These regulations vary in complexity and can be as stringent, and on occasion even more stringent, than FDA regulations in the United States. The level of complexity and stringency is not always precisely understood today for each country, creating greater uncertainty for the international regulatory process. Furthermore, government regulations can change with little to no notice and may result in up-regulation of our product(s), thereby creating a greater regulatory burden for our products. We have not yet thoroughly explored the applicable laws and regulations that we will need to comply with in foreign jurisdictions. It is possible that we may not be permitted to expand our business into one or more foreign jurisdictions.

We do not have any definitive plans or arrangements with respect to the establishment by us of our products in any other country. We intend to explore any such opportunities as they arise.

Offices

Our executive offices are located at 7315 East Peakview Avenue, Englewood, Colorado 80111 and are provided to us on a month to month basis by a corporation in which our is affiliated.  Beginning January 2017, we pay $400 per month for general office expenses related to these facilities. This monthly fee includes the use of office space as well as the use of business machines, telephone equipment and other office equipment and supplies. It is anticipated this arrangement will continue for 2018 but can be canceled at any time.

Employees

We currently have 2 employees all of whom are part-time employees. We believe that our employee relations are good.

Glossary of Terms.

The medical and scientific terms used in this Annual Report have the following meanings:

Assay means qualitative or quantitative analysis of a substance or a drug to determine its components. For example, a drug to be so analyzed may provide results used to determine the level of testosterone in the blood of a person suspected of being hypogonadal.

Alzheimer's disease means a progressive mental deterioration that can occur in middle or old age, due to generalized degeneration of the brain. It is the most common cause of premature senility.

DHEA means dehydroepiandrosterone. DHEA is a hormone that comes from the adrenal gland.  It is also made in the brain. DHEA leads to the production of androgens and estrogens (male and female sex hormones).

Eugonadal levels mean having healthily functioning gonad levels. FDA means the Food and Drug Administration.

First in class means a new and unique mechanism of action for treating a medical condition.

GC/MS means gas chromatography/mass spectrometry, which is an instrumental technique by which complex mixtures of chemicals may be separated, identified and quantified.

GnRH means a Gonadotropin-releasing hormone which is released by the hypothalamus and is responsible for the release of follicle-stimulating hormone and luteinizing hormone from the anterior pituitary gland.

GnRH antagonists mean receptor blockers that block the gonadotropin-releasing hormone receptor and thus the action of GnRH.

Gonadotropins mean any of a group of hormones secreted by the pituitary that stimulate the activity of the gonads.

Gynecomastia means swelling of the breast tissue in boys or men, caused by an imbalance of the hormones estrogen and testosterone.

Hematocrit means the ratio of the volume of red blood cells to the total volume of blood. In vitro tests mean studies of biological properties that are done in a test tube.

Hypogonadism means decreased testicular function that results in testosterone deficiency and infertility in men.

In vivo tests mean studies in which the effects of various biological entities are tested on whole, living organisms usually animals including humans, and plants.

Kallmann syndrome means a condition characterized by delayed or absent puberty and an impaired sense of smell. The disorder is a form of hypogonadotropic hypogonadism, which is a condition affecting the production of hormones that direct sexual development.

Leydig cells mean cells that produce testosterone in the testes under the control of pituitary luteinizing hormone.

Luteinizing hormone means a hormone secreted by the anterior pituitary gland that stimulates ovulation in females and the synthesis of androgen in males.

Neurosteroids mean steroids made by brain cells independently of peripheral steroidogenic sources.

Novel drug means an active compound, complex, molecule that previously has not been approved by the FDA/EMA.

Organelle means a cellular structure that performs specific functions within a cell. Orchitis means the inflammation of one or both of the testicles.

"Orphan Drug Designation" program provides orphan status to drugs and biologics which are defined as those intended for the safe and effective treatment, diagnosis or prevention of rare diseases/disorders that affect fewer than 200,000 people in the U.S., or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug.

Prader syndrome means a genetic disorder characterized especially by short stature, mental retardation, hypotonia, functionally deficient gonads, and uncontrolled appetite leading to extreme obesity.

Peptide means a compound consisting of two or more amino acids linked in a chain, the carboxyl group of each acid being joined to the amino group of the next by a bond of the type -OC-NH. Many hormones and antibiotics are peptides. Peptides consist of smaller chains of amino acids than proteins.

Steroidogenesis means the formation of steroids, as by the adrenal cortex, testes, and ovaries.

ITEM 1A. RISK FACTORS

The following factors should be carefully considered before making a decision to invest in our securities. Any of the following risks, either alone or taken together, could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, we could be materially and adversely affected. There may be additional risks that we do not presently know or that we currently believe are immaterial that could also materially and adversely affect our business, financial condition, liquidity, results of operations and prospects. In any such case, the market price of our common stock could decline substantially and you could lose all or a part of your investment.

Risk Factors

Risks Related to Our Business Generally

We have a very limited operating history; we have incurred substantial losses since inception; we expect to continue to incur losses until we commercialize or license our product which may not occur in the near term; we have a substantial working capital deficiency and a stockholders' deficiency; the report of our independent registered public accounting firm contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

We have a very limited operating history. Since our inception in March of 2015, we have incurred net losses. As of December 31, 2017, and December 31, 2016, our accumulated deficit was $1,403,929 and $687,515, respectively, our stockholders' (deficit) equity was $(292,378) and $(39,410), and our working capital (deficit) was $(292,378) and $(39,410), respectively. Our losses have principally been operating expenses incurred in start-up research and development costs, general and administrative, legal, and intellectual property expenses. We expect to continue to incur substantial costs for these activities over at least the next year. At December 31, 2017 and December 31, 2016, the Company had cash and cash equivalents of $20,191 and $13,191, respectively. Through December 31, 2017 we have sold $591,502 in common stock. The reports of our independent registered public accounting firms with respect to our financial statements as of December 31, 2017 and 2016 indicate there is substantial doubt about our ability to continue as a going concern. The reports state that, since we have incurred net losses since inception and we need to raise additional funds to meet our obligations and sustain our operations, there is substantial doubt about our ability to continue as a going concern. Our plans in regard to these matters are described in Note 2 to our audited financial (see "Index to Financial Statements"). Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will need to obtain a significant amount of additional financing to complete our preclinical program, implement our business plan and continue as a viable business.

Since our inception, we have not generated any significant revenues from our operations and have funded our operations through the sale of our equity securities). The implementation of our business plan, as discussed in "Business", will require the receipt of sufficient equity and/or debt financing to purchase necessary to fund our research and development efforts, and otherwise fund our operations. We have an effective registration statement under which we are offering up to $5,000,000 of our common stock. To date, we have not raised a material amount of funds pursuant to this offering an we have not attracted a placement agent or underwriter to assist us. The offering is being made on a "best efforts" basis. Accordingly, we will be able to utilize all subscription proceeds without the requirement that a minimum amount of proceeds be received. If we are able to complete this offering in full, we anticipate that the estimated net proceeds of $4,800,000 from this offering (assuming that no underwriter or brokerage commissions are paid in connection with this offering) will fund our operations until December 31, 2018 (assuming we do not receive any revenues from operations, we do not receive any additional financing or we do not receive any additional non-dilutive funding in the form of government grants etc.).

In addition, if we do not attract partners, co-developers, licensees or acquirers of our technologies, as contemplated by our business plan, we anticipate that, following this offering (assuming the sale of all of the shares offered by this prospectus), we will need significant additional financing to commence and complete pre-clinical trials, PMA or 510-K approvals for our products. We are funding our current operations through grants and private placements of our common stock.  No assurance can be given that the anticipated amounts of required funding are correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise. In the event we do not obtain the financing required for the above purposes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate.

We are a development stage company without any products currently being validated under CLIA regulations or in FDA clinical trials.

We are a development stage company. Our proposed products will require significant additional research and development efforts prior to any commercial use, including extensive preclinical and clinical testing as well as lengthy regulatory approval, whether under CLIA regulations, or under the FDA drug approval process. There can be no assurances that our research and development efforts will be successful, that our potential products will prove to be safe and effective in future clinical trials or that we will develop any commercially successful products. We currently have no approved products on the market and have not received any commercial revenues from the sale or license of any diagnostic or therapeutic products.

Our business strategy is high-risk.

We are focusing our resources and efforts primarily on the development of our Testosterone Replacement Program and AD Diagnosis Program which will require extensive cash for research, development, licensing and/or commercialization activities. This is a high-risk strategy because there is no assurance that our products and services, including our Testosterone Replacement Program and AD Diagnosis Program research initiatives, will ever become commercially viable (commercial risk), that we will prevent other companies from depriving us of market share and profit margins by offering services and products based on our inventions and developments (legal risk), that we will successfully manage a company in new areas of business in a competitive marketplaces, Testosterone Replacement Program and AD Diagnosis Program, and on a different scale than we have operated in the past (operational risk), that we will be able to achieve the desired therapeutic results using Testosterone Replacement Program and or test results in patients for the AD Diagnosis Program (scientific risk), or that our cash resources will be adequate to develop our products and services until we become profitable, if ever (financial risk). We are using our cash in one of the riskiest industries in the economy (strategic risk). This may make our stock an unsuitable investment for many investors.

We will need to enter into agreements in order to implement our business strategy.

Except for certain license and research and development agreements described in "Business", we do not have any material agreements or understandings in place with respect to the implementation of our business strategy. No assurances can be given that we will be able to enter into any necessary agreements with respect to the development of our business. Our inability to enter into any such agreements would have a material adverse effect on our results of operations and financial condition.

We have agreed to indemnify our officers and directors against lawsuits to the fullest extent of the law.

We are a Colorado corporation. Colorado law permits the indemnification of officers and directors against expenses incurred in successfully defending against a claim. Colorado law also authorizes Colorado corporations to indemnify their officers and directors against expenses and liabilities incurred because of their being or having been an officer or director. Our organizational documents provide for this indemnification to the fullest extent permitted by Colorado law.

We currently do not maintain any insurance coverage. In the event that we are found liable for damages or other losses, we would incur substantial and protracted losses in paying any such claims or judgments. We have not maintained liability insurance in the past, but intend to acquire such coverage immediately upon resources becoming available. There is no guarantee that we can secure such coverage or that any insurance coverage, if ever secured, would protect us from any damages or loss claims filed against it.

We must rely on third party relationships to develop, manufacture our products without which we may fail

We do not possess all the resources necessary to complete the development, pre-clinical testing, regulatory process, manufacturing, marketing and commercialization of our diagnostic and therapeutic products and we will need to obtain such resources from third parties. In order to obtain such resources, we will need to enter into collaborations with corporate partners, licensors, licensees and possibly relationships with third parties from whom we will outsource the necessary expertise and resources. Our success may depend on securing such relationships. This business strategy would utilize the expertise and resources of third parties in a number of areas including:

•

performing various activities associated with our pre-clinical and validation studies with human samples;

•

preparing submissions seeking regulatory approvals;

•

manufacture of our peptide

We face intense competition for qualified employees and consultants. Large pharmaceutical companies and other competitors, which have greater resources and experience than we have, can, and do, offer superior compensation packages to attract and retain skilled personnel. As a result, we may have difficulty retaining such employees and consultants because we may not be able to match the packages offered by such competitors and large pharmaceutical companies, and we may have difficulty attracting suitable replacements.

We expect that our potential expansion into areas and activities requiring additional expertise, such as regulatory, preclinical, preparing submissions for engaging with regulatory agencies, governmental approvals, contract and manufacturing, will be done by working with outside contractors who have the appropriate expertise or by utilizing collaborators / partners. The management of these processes may require an increase in management and the development of additional expertise by existing management personnel. The failure to attract and retain such personnel or to develop such expertise could materially adversely affect prospects for our success.

We depend on our executive officers and our directors, with whom we do not have any contracts and on our ability to attract and retain additional qualified personnel.

Our performance is substantially dependent on the performance of Dr. Vassilios Papadopoulos and the research team at the Research Institute of the McGill University Health Centre (RIMUHC) who is our Director and founder, as well as Dr. Costas Karatzas who has significant experience in strategic planning, intellectual property, business development, technology transfer, fund raising, operations and managing research and product development at RIMUHC and biotechnology and pharmaceutical companies. On October 1, 2016, Dr. Papadopoulos left RIMUHC to become the dean of the USC School of Pharmacy and hold the John Stauffer Dean’s Chair in Pharmaceutical Sciences. We expect that our research will continue at RIMUHC but we may at any time elect to outsource our research to another facility, including the research facilities at USC.  We rely upon Dr. Papadopoulos to conduct our research and development with respect to our product candidates. Dr. Papadopoulos is not our employee and we maintain a relationship with him through a SAB agreement. In the event that we are not able to meet our obligations under our agreements with RIMUHC or if Dr. Papadopoulos disassociates himself with us, it is highly unlikely that we will be able to obtain another research group to carry on the work on our program candidates or be able to meet our obligations under our licensing agreement with McGill University. As a result, we would not be able to execute our business plan. We are also dependent on the performance of Richard M. Schell, our Chairman and Chief Executive Officer, for his business and financial acumen as well as his experience in launching new ventures. We are also dependent on Duane C. Knight, our Chief Financial Officer, for his accounting and finance experience and extensive public accounting experience with publicly traded companies and medical device companies. We have agreements with Dr. Papadopoulos and Dr. Karatzas as members of our SAB. We do not have any key-man insurance policies on the lives of any of our executive officers. We believe that our future success in developing marketable products and services and achieving a competitive position will depend in large part upon whether we can attract and retain additional qualified management and scientific personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to attract and retain such personnel. The loss of the services of Dr. Papadopoulos, Dr Karatzas, Mr. Schell and/or Mr. Knight or the inability to attract and retain additional personnel, and develop expertise as needed would have a substantial negative effect on our results of operations and financial condition.

Dr. Vassilios Papadopoulos ran the laboratory at RIMUHC and Dr. Karatzas serves as the Director Business Development at RIMUHC where we plan to conduct part of our research and development could give rise to potential conflicts of interests

Dr. Papadopoulos served as the former Executive Director and Chief Scientific Officer Director of RIMUHC and Dr. Karatzas serves as the Director Business Development at RIMUHC, and they are our board members. We entered into an agreement with the RIMUHC to conduct research and development efforts on behalf of us with respect to our Testosterone Replacement Program and our AD Diagnosis Program conducted by Dr. Papadopoulos through his former laboratory at the RIMUHC. A conflict of interest may arise regarding the cost and the terms of the services provided by RIMUHC and Dr. Papadopoulos’ and Dr. Karatzas' respective roles in our company. We have conducted negotiation of the terms of our contractual arrangements with the RIMUHC at arm's length by excluding Dr. Papadopoulos and Dr. Karatzas from representing us with respect to any negotiations, including financial terms. Although norms, fees and services established and followed for all contracts at RIMUHC and other Canadian Institutions were followed, we can give no assurances that the agreement will be fair from a financial point of view and these relationships inherently are not free of conflicts of interests. Dr. Papadopoulos now serves as the dean of the USC School of Pharmacy and holds the John Stauffer Dean’s Chair in Pharmaceutical Sciences at USC. We expect that our research will continue at RIMUHC, but we may at any time elect to outsource our research to another facility, including the research facilities at USC or to conduct research at our own facilities. Any future agreement with a laboratory run by Dr. Papadopoulos may still have similar conflicts of interest.

Continued turmoil in the economy could harm our business.

Negative trends in the general economy, including, but not limited to, trends resulting from an actual or perceived recession, tightening credit markets, increased cost of commodities, actual or threatened military action by the United States and threats of terrorist attacks in the United States and abroad, could cause a reduction of investment in and available funding for companies in certain industries, including ours. Our ability to raise capital has been and may in the future be adversely affected by downturns in current credit conditions, financial markets and the global economy.

Risks Related to Our Product Development Efforts

Our future success is significantly dependent on the timely and successful development and commercialization of our lead product candidates for the treatment of low testosterone levels in men and IAS-OSS, our lead product candidate for early diagnosis of Alzheimer's disease through a non-invasive blood test and; if we encounter delays or difficulties in the development of these product candidates, as well as any other product candidates, our business prospects would be significantly harmed.

We are dependent upon the successful development, approval and commercialization of our product candidates. Before regulatory approval for our product candidates, extensive pre-clinical and clinical trials will need to be completed demonstrating their safety and efficacy in humans. Our lead product candidates, IAS-167A series of peptides and IAS-OSS, are in their early stages of development and we must first complete pre- clinical work prior to submitting an investigational new drug, or IND, application for FDA clearance to commence clinical trials for IAS-167A series of peptides

Pre-clinical testing is expensive, difficult to design and implement and can take many years to complete. Importantly, a failure of one or more of these or any other pre-clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of pre-clinical trials that could delay or prevent our ability to receive regulatory approval to proceed with clinical studies and thus commercialize our product candidates, including the following:

•

suspensions, delays or changes in the design, initiation, implementation or completion of required pre-clinical trials; adverse changes in our financial position or significant and unexpected increases in the cost of our pre-clinical development program; changes or uncertainties in, or additions to, the regulatory approval process that require us to alter our current development strategy; pre-clinical trial results that are negative, inconclusive or less than desired as to safety and/or efficacy, which could result in the need for additional pre-clinical studies or the termination of the product's development; delays in our ability to manufacture the product in quantities or in a form that is suitable for any required clinical trials;

•

intellectual property constraints that prevent us from making, using, or commercializing any of our product candidates;

•

the supply or quality of our product candidates or other materials necessary to conduct pre- clinical studies in preparation of clinical trials of these product candidates may be insufficient or inadequate;

•

inability to generate sufficient pre-clinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical studies;

•

delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, , needed for GLP toxicology studies, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs;

•

delays in obtaining required IRB for the AD Diagnosis Program;

•

occurrence of adverse events observed in preclinical studies associated with the product candidate that are viewed to outweigh its potential benefits;

•

transfer of manufacturing processes from initial contracting facilities to larger-scale facilities operated by a contract manufacturing organization, or CMO and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process;

Any inability to successfully complete pre-clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to, or we may elect to, conduct additional studies to bridge our modified product candidates to earlier versions. Preclinical study delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to the clinic before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

Even if we are able to successfully complete our pre-clinical development program for our product candidates, and ultimately receive regulatory approval to move to the clinic one or more of the products, we may, among other things:

•

obtain approval to test for indications that are not as broad as the indications we sought;

•

encounter issues with respect to the manufacturing of commercial supplies;

While our current business plan anticipates licensing, partnering or selling one or more of our product candidates prior to commencing clinical studies, there can be no assurance that we can find suitable licensees, partners or purchasers of one or more of our product candidates.

We may not successfully complete our pre-clinical trials for our product candidates and, if we do, we may not be able to attract suitable licensees, partners or purchasers to assist us in commencing the clinical trials required for our product candidates. If we are not able to execute a strategy to license, partner or sell our business, we will be required to raise substantial additional funds in order to commence our clinical trials which may not be feasible at such time and would have material adverse effect on our results of operations and financial condition if funds are not successfully raised.

We may have other delays in completing our pre-clinical trials and we may not complete them at all.

We have not commenced the clinical trials necessary to obtain FDA approval to market IAS-167A series of peptides and IAS-OSS or any other related products in development. Our management lacks significant experience in completing clinical trials and bringing a drug through commercialization. IASO BioMed's focus is (i) on preclinical studies to bring IAS-167A to Phase I clinical trials and (ii) on IAS-OSS test development using clinical samples from AD and other neurodegenerative disorder patients, as well as control subjects, coming from various institutions performing trials. At this stage studies on IAS-167 and IAS-OSS and other related products may be delayed or terminated as a result of many factors, including the following:

•

suspension or termination of research for many reasons, including concerns about animal safety, failure of our contract manufacturers, to comply with current Good Manufacturing Practices, or GMP, requirements for the development of IAS-167A;

•

inability to continue to fund pre-clinical trials or to find a partner to fund the completion of pre-clinical studies and transition to clinical trials;

•

delays in completing data collection and analysis for pre-clinical studies.

Any delay or failure to complete pre-clinical studies and thus been able to proceed with FDA submissions to initiate clinical trials for our product candidates could have a material adverse effect on our cost to develop and commercialize, and our ability to generate revenue through for example license or collaboration from, a particular product candidate.

Products that appear promising in research and development may be delayed or may fail to reach later stages of clinical development.

The successful development of our product candidates is highly uncertain. Product candidates that appear promising in research and development may be delayed or fail to reach later stages of development. Decisions regarding the further development of product candidates must be made with limited and incomplete data, which makes it difficult to ensure or even accurately predict whether the allocation of limited resources and the expenditure of additional capital on specific product candidates will result in desired outcomes. Pre-clinical data can be interpreted in different ways, and negative or inconclusive results or adverse events during pre-clinical studies could delay, limit or prevent the development of a product candidate.

The clinical trials to be undertaken in the future for our product candidates are, and the manufacturing and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and in the future clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our testosterone replacement IAS-761 product candidate is subject to regulation as biological drug products, we will need to demonstrate that it is safe, pure, and potent for use in their target indications. Because our Alzheimer's diagnostic IAS-OSS product candidate is likely subject to regulation as class III diagnostic product, we will need to demonstrate that it is safe, accurate, and reliable for use in diagnosis. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use. The risk/benefit profile required for product licensure will vary depending on these factors.

In addition, even if in the future such trials are successfully completed, we cannot guarantee that the FDA will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

If successful with the pre-clinical and in future clinical studies, the commercial potential and profitability of our products are unknown and subject to significant risk and uncertainty.

Even if we successfully develop and obtain regulatory approval for our product candidates, the market may not understand or accept the products, which could adversely affect both the timing and level of future sales. Ultimately, the degree of market acceptance of our product candidates (or any of our future product candidates) will depend on a number of factors, including:

•

the clinical effectiveness, safety and convenience of the product particularly in relation to alternative treatments;

•

our ability to differentiate our products; and

•

the cost of the product, the reimbursement policies of government and third-party payors and our ability to obtain sufficient third-party coverage or reimbursement.

Even if we are successful in achieving sales of our product candidates, it is not clear to what extent, if any, the products will be profitable. The costs of goods associated with production of our products are significant. In addition, some changes in manufacturing processes or procedures generally require FDA or foreign regulatory authority review and approval prior to implementation. We may need to conduct additional pre-clinical studies and clinical trials to support approval of any such changes. Furthermore, this review process could be costly and time-consuming and could delay or prevent the commercialization of product candidates.

We are required to pay certain minimum amounts to maintain our exclusive license rights with regard to the technology underpinning our Testosterone Replacement Program and our AD Diagnosis Program; we need to meet certain milestones before McGill University will assign their rights to the intellectual property to us; we need to maintain patents or loose partial or entire rights to license the intellectual property under the agreement. The loss of such exclusive rights would have a material adverse effect upon us.

Pursuant to our license agreement with The Royal Institution of the Advancement of Learning/McGill University, or McGill, we are required to diligently develop the patents, develop vigorous sub-licensing programs and prosecute and maintain our existing patents. If we fail to meet these requirements or otherwise breach the agreement, McGill may terminate the agreement which would materially and adversely affect our financial condition and business operations. McGill did not make any representations or warranties that the license would not infringe on the intellectual property rights of any other party. In the event that our license infringes on the intellectual property rights of others, it would have a material adverse effect upon our business, results of operations and financial condition. In addition, with respect to our license required for our AD Diagnosis Program, we are required to make minimum royalty payments of CAD $5,000 per year. With respect to our license required for our Testosterone Replacement Program, we are required to make minimum royalty payments of CAD $5,000 per year. No assurances can be given that we will have sufficient funds to pay such minimum amounts. Any loss of our exclusive rights would have a material adverse effect upon our business, results of operations and financial condition.

The Company is required to pay milestone payments for the testosterone replacement therapy as follows:

•

CAD $5,000 on the issuance of the first US patent

•

CAD $25,000 on the filing of an investigational new drug application or regulatory filing

•

CAD $50,000 on the initiation of the first Phase II clinical study

•

CAD $100,000 on the initiation of the first Phase III clinical study

•

CAD $300,000 on receipt of regulatory approval

The Company is also required to pay milestone payments as follows for the out of body test to identify Alzheimer’s disease as follows:

•

CAD $5,000 on the issuance of the first US patent

•

CAD $50,000 on the filing of a 510(k) or PMA application

•

CAD $200,000 on receipt of regulatory approval

The demand for diagnostic products for Alzheimer's disease may be limited because there is currently no cure or effective therapeutic products to treat the disease.

Since there is currently no cure or therapy that can stop the progression of Alzheimer's disease, the market acceptance and financial success of a diagnostic technology capable of detecting Alzheimer's disease may be limited. As a result, even if we successfully develop a safe and effective diagnostic technology for identifying this disease, its commercial value might be

We will need to raise addition capital prior to funding our operations as currently planned.

We have raised $591,502 in equity financing through December 31, 2017. We plan to receive research agreement revenues, collaboration revenues and grant revenues to partially fund our operations. We will also need to raise additional capital prior to funding our operations for the complete development as currently planned. We cannot be certain that any financing will be available when needed, or on terms acceptable to us. If we fail to raise additional financing as we need it, we may have to delay our own product development programs or pass on opportunities to in-license or otherwise acquire new products and/or technologies that we believe may be beneficial to our business or discontinue our operations in their entirety. We may spend capital on:

•

research and development programs;

•

pre-clinical studies

•

regulatory processes

•

and clinical trials if we decide to transition ourselves to that stage;

The amount of capital we may require will depend on many factors, including the:

•

progress, timing and scope of research and development programs and

•

progress, timing and scope of our pre-clinical studies

•

time and cost necessary to obtain regulatory approvals to transition our testosterone replacement candidate peptide to first in human trials;

•

time and cost necessary to seek third party manufacturers to manufacture testosterone replacement candidate for preclinical trials;

•

time and cost necessary to seek co-development partners for our products

•

time and cost necessary to respond to technological and market developments;

•

changes made to, or new developments in, our existing collaborative, licensing and other commercial relationships; and

•

new collaborative, licensing and other commercial relationships that we may establish.

We may also need to enter clinical trials for our products in the event that our partnerships or licensing arrangement do not provide sufficient cash flow in which case we will need to obtain additional financing.

Our expenditures may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available, our development schedule, and our progress. Results of preclinical studies, regulatory decisions and competitive developments for our programs may significantly influence the amount of our research and development expenditures. In addition, if we incur clinical development costs of any program, research and development spending will significantly increase.

We are vulnerable to competition and technological change, and also to resistance from physicians and health care providers to using new therapies.

We will compete with many domestic and foreign companies in developing our technology and products, including biotechnology, medical device and pharmaceutical companies. Many current and potential competitors have substantially greater financial, technological, research and development, marketing, and personnel resources. There is no assurance that our competitors will not succeed in developing alternative products and/or services that are more effective, easier to use, or more economical than those which we may develop, or that would render our products and/or services obsolete and non- competitive. In general, we may not be able to prevent others from developing and marketing competitive products and/or services similar to ours or which perform similar functions or which are marketed before ours.

Competitors may have greater experience in developing products, therapies or devices, conducting clinical trials, obtaining regulatory clearances or approvals, manufacturing and commercialization. It is possible that competitors may obtain patent protection, approval, or clearance from the FDA or achieve commercialization earlier than we can, any of which could have a substantial negative effect on our business.

Physicians and health care providers may resist implementing new therapies due to their prior experience in treating existing conditions. As a result, they may not initiate therapy despite recognition of the problem or the best intervention for a disease status. In particular, they may resist prescribing new treatments, such the IASO future therapeutic peptide, to treat hypogonadal males.

We may form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.

We may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute the shares of our existing stockholders, or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy.

Further, collaborations involving our product candidates, such as our collaborations with third- party research institutions, are subject to numerous risks, which may include the following:

•

collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;

•

collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on our results, changes in their strategic focus due to the acquisition of competitive products, availability of funding, or other external factors, such as a business combination that diverts resources or creates competing priorities;

•

collaborators may delay pre-clinical studies, abandon a product candidate, repeat or conduct new studies, or require a new formulation of a product candidate for testing;

•

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;

•

collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•

disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;

•

collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and

•

collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property.

As a result, if we enter into collaboration agreements and strategic partnerships or license our products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction.  Any delays in entering into new collaborations or strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition, and results of operations.

Risks Related to Our Intellectual Property

We may not be able to protect our proprietary rights.

Our commercial success will depend in large part upon our ability to protect our proprietary rights. There is no assurance, for example, that any additional patents will be issued to us or, if issued, that such patents will not become the subject of a re-examination, will provide us with competitive advantages, will not be challenged by any third parties, or that the patents of others will not prevent the commercialization of products and services incorporating our technology. Furthermore, there can be no guarantee that others will not independently develop similar products and services, duplicate any of our products and services, or design around any patents we obtain.

Our commercial success will also depend upon our ability to avoid infringing patents issued to others. If we were judicially determined to be infringing on any third-party patent, we could be required to pay damages, alter our products, services or processes, obtain licenses, or cease certain activities. If we are required in the future to obtain any licenses from third parties for some of our products and/or services, there can be no guarantee that we would be able to do so on commercially favorable terms, if at all. United States and foreign patent applications are not immediately made public, so we might be surprised by the grant to someone else of a patent on a technology we are actively using. We have not conducted a freedom to operate, or FTO, search on our licensed technology associated, modifications made, and/or further developments that may be made, to that technology may not be covered by the initial FTO.

Litigation, which would result in substantial costs to us and the diversion of effort on our part, may be necessary to enforce or confirm the ownership of any patents issued or licensed to us, or to determine the scope and validity of third-party proprietary rights. If our competitors claim technology also claimed by us and prepare and file patent applications in the United States, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, or the Patent Office, or a foreign patent office to determine priority of invention, which could result in substantial costs and diversion of effort, even if the eventual outcome is favorable to us. Any such litigation or interference proceeding, regardless of outcome, could be expensive and time-consuming.

Successful challenges to our patents through oppositions, re-examination proceedings or interference proceedings could result in a loss of patent rights in the relevant jurisdiction. If we are unsuccessful in actions we bring against the patents of other parties, and it is determined that we infringe upon the patents of third parties, we may be subject to litigation, or otherwise prevented from commercializing potential products and/or services in the relevant jurisdiction, or may be required to obtain licenses to those patents or develop or obtain alternative technologies, any of which could harm our business. Furthermore, if such challenges to our patent rights are not resolved in our favor, we could be delayed or prevented from entering into new collaborations or from commercializing certain products and/or services, which could adversely affect our business and results of operations.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

In addition to patents, we intend to also rely on unpatented trade secrets and proprietary technological expertise. We intend to rely, in part, on confidentiality agreements with our partners, employees, advisors, vendors, and consultants to protect our trade secrets and proprietary technological expertise. There can be no guarantee that these agreements will not be breached, or that we will have adequate remedies for any breach, or that our unpatented trade secrets and proprietary technological expertise will not otherwise become known or be independently discovered by competitors.

Failure to obtain or maintain patent protection, failure to protect trade secrets, third-party claims against our patents, trade secrets, or proprietary rights or our involvement in disputes over our patents, trade secrets, or proprietary rights, including involvement in litigation, could divert our efforts and attention from other aspects of our business and have a substantial negative effect on

We may not be able to protect our intellectual property in countries outside of the United States.

Intellectual property law outside the United States is uncertain and, in many countries, is currently undergoing review and revisions. The laws of some countries do not protect our patent and other intellectual property rights to the same extent as United States laws. Third parties may attempt to oppose the issuance of patents to us in foreign countries by initiating opposition proceedings. Opposition proceedings against any of our patent filings in a foreign country could have an adverse effect on our corresponding patents that are issued or pending in the United States. It may be necessary or useful for us to participate in proceedings to determine the validity of our patents or our competitors' patents that have been issued in countries other than the United States. This could result in substantial costs, divert our efforts and attention from other aspects of our business, and could have a material adverse effect on our results of operations and financial condition.

Changes to United States patent law may have a material adverse effect on our intellectual property rights.

The Leahy-Smith America Invents Act, or AIA, which was signed into law in 2011, significantly changed United States patent law. It may take some time to establish what the law means, since it is just being interpreted by the lower courts, and any lower court decisions have not been reviewed by either the Federal Circuit Court of Appeals or the Supreme Court, a process that will take years. The first major change is that AIA switches the United States patent system from a "first to invent" system to a "first to file" system. Now that the first to file system is in effect, there is a risk that another company may independently develop identical or similar patents at approximately the same time, and be awarded the patents instead of us. Further, for the second major change, AIA abolished interference proceedings, and establishes derivation proceedings to replace interference proceedings in all cases in which the time period for instituting an interference proceeding has not lapsed where an inventor named in an earlier application derived the claimed invention from a named inventor. Now that the derivation proceedings are in effect, there is a risk that the inventorship of any pending patent application can be challenged for reasons of derivation. The third major change is that AIA established post-grant opposition proceedings that will apply only to patent applications filed after "first to file" became effective. Post-grant opposition will enable a person who is not the patent owner to initiate proceedings in the Patent Office within nine months after the grant of a patent that can result in cancellation of a patent as deemed invalid. In addition to AIA, recent court decisions have created uncertainty with regard to our ability to obtain and maintain patents. Therefore there is a risk that any of our patents once granted may be subject to post-grant opposition, which will increase uncertainty on the validity of any newly granted patent or may ultimately result in cancellation of the patent.

In addition, the Supreme Court has recently taken more limiting positions as to what constitutes patentable subject matter. As a result, many patents covering what were previously patentable inventions are now determined to cover inventions which are deemed non-statutory subject matter and are now invalid. As a result of this and subsequent opinions by the Court of Appeals for the Federal Circuit, the Patent Office is now applying more stringent limitations to claims in patent applications and is refusing to grant patents in areas of technology where patents were previously deemed available. Therefore there is a risk that we will be unable to acquire patents to cover our products and if such patents are granted they may subsequently be found to be invalid.

In certain countries, patent holders may be required to grant compulsory licenses, which would likely have a significant and detrimental effect on any future revenues in such country.

Many countries, including some countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, most countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may be limited to monetary relief and may be unable to enjoin infringement, which could materially diminish the value of the patent. Compulsory licensing of life-saving products is also becoming increasingly common in developing countries, either through direct legislation or international initiatives. Such compulsory licenses could be extended to our product candidates, which may limit our potential revenue opportunities, including with respect to any future revenues that may result from our product candidates.

Risks Related to Government Regulation

We operate in a highly-regulated environment and may be unable to comply with applicable federal, state, local, and international requirements. Failure to comply with applicable government regulation may result in a loss of licensure, registration, and approval or other government enforcement actions.

Our products and operations are, or will be, subject to regulation in the United States by the FDA, the Federal Trade Commission, or FTC, the Centers for Medicare and Medicaid Services, or CMS, state authorities and comparable authorities in foreign jurisdictions. Government regulation is a significant factor affecting the research, development, formulation, manufacture, and marketing of our products. If we fail to comply with applicable regulations, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, operating restrictions and criminal prosecution.

Risks Related to Our Common Stock and Our Warrants

We pay no dividends.

We have never paid cash dividends in the past, and currently do not intend to pay any cash dividends in the foreseeable future.

Our common stock is not currently quoted or listed and may never be quoted or listed by the OTC Markets OTCQB or any other listing or quotation service and if listed, no market may ever develop for our common stock, or if developed, may not be sustained in the future. Investors may have difficulty in reselling their shares due to the lack of market or state Blue Sky laws.

Our common stock is currently not quoted on any market. No market may ever develop for our common stock, or if developed, may not be sustained in the future. The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there might be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having the shares available for trading on the OTC Markets OTCQB, investors should consider any secondary market for our common shares to be a limited one. We intend to seek coverage and publication of information regarding the company in an accepted publication, which permits a "manual exemption." This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. We may not be able to secure a listing containing all of this information. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

Accordingly, our common shares should be considered totally illiquid, which inhibits investors' ability to resell their shares.

There is no assurance of a public market or that our common stock will ever trade on a recognized stock exchange. Therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our common stock. Our shares have not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents with FINRA for our shares to be quoted by the OTC Markets OTCQB, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

If our common stock is classified as a "penny stock," the restrictions of the penny stock regulations of the Securities and Exchange Commission, or SEC, may result in less liquidity for our common stock.

The SEC has adopted regulations which define a "penny stock" to be any equity security that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If our common stock becomes eligible to trade on the OTC OTCQB market we expect it will be classified as a "penny stock". For any transactions involving a penny stock, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock by a retail customer, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker/dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. If the market price for shares of our common stock is below $5.00, and we do not satisfy any of the exceptions to the SEC's definition of penny stock, our common stock will be classified as a penny stock. If such classification should occur, as a result of the penny stock restrictions, brokers or potential investors may be reluctant to trade in our securities, which may result in less liquidity for our common stock.

Our stock price may fluctuate significantly and be highly volatile and this may make it difficult for you to resell shares of our common stock at the volume, prices and times you find attractive.

The market price of our common stock, when we become eligible to trade, could be subject to significant fluctuations and be highly volatile, which may make it difficult for you to resell shares of our common stock at the volume, prices and times you find attractive. There are many factors that will impact our stock price and trading volume.

Stock markets, in general, experience significant price and volume volatility, and the market price of our common stock may continue to be subject to such market fluctuations that may be unrelated to our operating performance and prospects. Increased market volatility and fluctuations could result in a substantial decline in the market price of our common stock.

There may be future issuances or resales of our common stock which may materially and adversely dilute stockholders' ownership interest and affect the market price of our common stock.

We are not restricted from issuing additional shares of our common stock in the future, including securities convertible into, or exchangeable or exercisable for, shares of our common stock. Our issuance of additional shares of common stock in the future will dilute the ownership interests of our then existing stockholders.

As of December 31, 2017, we have issued warrants to purchase 8,385,000 shares of our common stock at exercise prices as follows:  3,000,000 at $.10 per share and 5,000,000 shares of Common Stock at $.50 per share, which contain cashless exercise provisions; and 385,000 shares of common stock at an exercise price of $0.75 per share. Subsequent to December 31, 2017 and up to the filing of this report, we issued warrants currently outstanding to purchase an additional 460,000 shares of common stock at an exercise price of $0.01 per share.

Further, pursuant to employment agreements with Mr. Schell and Mr. Knight, we have issued 250,000 and 500,000 warrants, respectively, at an exercise price of $0.40 per share, 50% of which vested immediately and the balance of which vested in March 2018.

The sale of a substantial number of shares of our common stock or securities convertible into, or exchangeable or exercisable for, shares of our common stock in future offerings or by our existing stockholders in the secondary market, the perception that such issuances or resales could occur or the availability for future issuances or resale of shares of our common stock or securities convertible into, or exchangeable or exercisable for, shares of our common stock could materially and adversely affect the market price of our common stock and our ability to raise capital through future offerings of equity or equity-related securities on attractive terms or at all.

In addition, our Board of Directors is authorized to designate and issue preferred stock without further stockholder approval, and we may issue other equity and equity-related securities that are senior to our common stock in the future for a number of reasons, including, without limitation, to support operations and growth, and to comply with any future changes in regulatory standards.

Our principal stockholders currently own a substantial number of shares of our common stock and have, and will continue to have, the power to significantly influence the vote on all matters submitted to a vote of our stockholders.

As of March 17, 2018, VGP Discovery, Inc., or VGP, beneficially owned 14,118,400 shares of our common stock (including 3,102,400 shares of our common stock issuable pursuant to currently exercisable warrants), representing 38.51% of the outstanding shares of our common stock. Dr. Papadopoulos holds voting power and investment power over these shares of stock. VGP beneficially owned 30.25% of the outstanding shares as of that date.

As of March 17, 2018, CNKonsulting, Inc., or CNK, beneficially owned 13,180,800 shares of our common stock (including 2,896,800 shares of our common stock issuable pursuant to currently exercisable warrants), representing 36.15% of the outstanding shares of our common stock. Dr. Karatzas holds voting power and investment power over these shares of stock. CNK will beneficially owned 28.37%of the outstanding shares of our common as of that date.

VGP and CNK, through their beneficial ownership of our common stock, have, and will continue to have, the power to significantly influence the vote on all matters submitted to a vote of our stockholders, including the election of directors, amendments to our certificate of incorporation or bylaws, mergers or other business combination transactions and certain sales of assets outside the usual and regular course of business. The interests of VGP and CNK may not coincide with the interests of our other stockholders, and it could take actions that advance its own interests to the detriment of our other stockholders.

We may invest or spend the proceeds from offerings of our securities in ways with which you may not agree and in ways that may not earn a profit.

We currently intend to use the net proceeds of the sales of our securities for the following purposes: (i) pre-clinical research and development for our Testosterone Replacement Program; (ii) pre-clinical research and development for our AD Diagnosis Program; and (iii) general corporate and working capital purposes. However, we will retain broad discretion over the use of the proceeds we receive from offerings of our securities and may use them for purposes other than those contemplated at the time of any offering. You may not agree with the ways we decide to use those proceeds, and our use of the proceeds may not yield any profits.

We are an "emerging growth company," and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments, not previously approved. We could be an emerging growth company for up to five (5) years, although we could lose that status sooner if our revenues exceed $1,000,000,000, if we issue more than $1,000,000,000 in non- convertible debt in a three (3) year period, or if the market value of our common stock held by non-affiliates exceeds $100,000,000 as of any April 30th date before that time, in which case we would no longer be an emerging growth company as of the following April 30th We cannot predict whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.

PROPERTIES.

Our executive offices are located at 7315 East Peakview Avenue, Englewood, Colorado 80111 and are provided to us on a month to month basis by a corporation in which our is affiliated.  Beginning January 2017, we pay $400 per month for general office expenses related to these facilities. This monthly fee includes the use of office space as well as the use of business machines, telephone equipment and other office equipment and supplies. It is anticipated this arrangement will continue for 2018 but can be canceled at any time.

ITEM 3.

LEGAL PROCEEDINGS.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4.

MINE SAFETY DISCLOSURES.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)

Market information

Our common stock is not currently trading and therefore not listed on any platform or exchange and therefore no data is available for the periods ended December 31, 2017 and December 31, 2016.

(b)

Holders

The number of record holders of our common stock as of March 31, 2018, was approximately 35 according to our records and those of our transfer agent.

(c)

Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

(d)

Securities authorized for issuance under equity compensation plans

Not applicable

Recent Sales of Unregistered Equity Securities

During the period from October 1, 2017 to March 31, 2018 we issued 300,000 units consisting of 300,000 shares of common stock and warrants to purchase 300,000 shares of common stock at an exercise price of $0.75 per share expiring in three years for a unit price of $0.40 per share, or a total of $120,000.

In February and March 2018, we issued warrants to purchase up to 860,000 shares of our common stock at an exercise price of $0.01 per share to business, legal and scientific consultants; 400,000 of which were to expire in December 2022 and 460,000 of which expire in February 2021.  Subsequent to issuance, 400,000 of these warrants were exercised for proceeds to the Company of $4,000.

We offered and sold the securities in reliance on an exemption from federal registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

ITEM 6.

SELECTED FINANCIAL DATA.

This information is not required for Smaller Reporting Companies.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

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

At December 31, 2017 and December 31, 2016, the Company had cash of $20,190 and $13,191, respectively. It also had working capital deficit of $292,378 and $39,410, respectively and an accumulated deficit of $1,403,929 and $687,515, respectively. This raises substantial doubt about the Company's ability to continue as a going concern. Management is taking action to ensure the Company will continue as a going concern for at least one year beyond the date of the issuance of the Company’s financial statements. From March 11, 2015 (Inception) through December 31, 2017, the Company has sold $591,502 in common stock. Common stock sales continue pursuant to the Company’s private placement offering. Additionally, the Company received approval for its Form S-1 Registration Statement with the Securities and Exchange Commission, through which it intends to offer for sale additional shares of its common stock. These fundraising efforts may not be successful. While there can be no assurances, management believes that these actions will enable the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

If we are unable to obtain additional financing on a timely basis, we may have to curtail our development, and business activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. See "Liquidity and Capital Resources" below.

Recent Developments

In January 2016, the Company signed a worldwide, exclusive license agreement with The Royal Institution for the Advancement of Learning/McGill University, or McGill, for a patent titled Therapeutics for the Induction of Endogenous Steroidogenesis and Methods Associated with Their Identification underlying the basis of our Testosterone Replacement Therapy. The term of the agreement is 10 years or upon the expiration of the patent, whichever is later. The agreement may be terminated by the Company after one year from signing if it gives 60 day’s written notice, ceases to use the intellectual property, paying expense incurred by McGill, submitting reports, terminating all sublicenses and returning all confidential information. The agreement may be terminated by McGill upon in the event of a Company payment default, bankruptcy, material breach of the agreement or failure to use diligent efforts to commercialize and sublicense the intellectual property.  This agreement requires, for each of the Company's potential products, a 3% payment of annual net revenues, with a minimum royalty of CAD $5,000 each, per year starting on the date of commercialization of the first product developed using the intellectual property covered by the license agreement. The Company must pay milestone payments in the aggregate amount of $480,000. The Company has not made any payments to McGill as of this date under the Licensing Agreement.

The Company must also pay McGill an aggregate amount of $255,000 as milestone payments for the out of body test to identify Alzheimer's disease.

These agreements, payable in Canadian dollars, expose the Company to foreign exchange transaction gains and losses. In addition, the Company and McGill agreed to issue 300,000 shares of our common stock to McGill in lieu of the pre-existing anti-dilution provisions. As McGill owns more than 5% of the Company’s outstanding common stock, it is considered a related party.

Also in January 2016 the Company signed a Research Agreement, amended in March 2017 to extend its term by one year, with Research Institute of the McGill University Health Centre, or RIMUHC, and Dr. Vassilios Papadopoulos which is necessary to continue the fundamental research required to develop the patent licensed to the Company from McGill. Dr. Papadopoulos is significant stockholder and member of the Company's board of directors and he will conduct the research and serve as the principal investigator. The agreement provides that Dr. Vassilios Papadopoulos, and his staff will study “Peptide-based pharmacological induction of androgen formation in male hypogonadism” which is the underlying science behind our product candidate and necessary to develop the product. The research will be conducted at RIMUCH and improvements to the licensed intellectual property will be the property of the Company. The results of the research will be reviewed by the parties and the program may be extended upon mutual agreement. The agreement requires the Company to pay a total of $130,000; $65,000 of which was paid upon execution of the agreement and $65,000 was paid in May 2016. The amended Research Agreement calls for $20,000 which was paid at signing, $55,000 to be paid by June 30, 2017 and $55,000 to be paid by September 30, 2017. The term of the agreement is the earlier one year or until the Research Program has been completed and that the agreement may be terminated without cause by either party upon 30 days’ advance written notice. The amendment extended the term by one year. There are limited confidentiality provisions which are subject to the principal investigator’s right to publish findings of the research. The agreement does not enumerate specific termination provisions.

The description of the License Agreement, as amended, and Research Agreement, as amended, are not complete and are qualified by reference to Exhibits 10.1, 10.2, 10.3 and 10.6 to Form S-1 filed with the Securities and Exchange Commission.

The Company has sold $231,500 and $175,000 in common stock in 2017 and 2016, respectively.

Results of Operations

The year ended December 31, 2017 compared to year ended December 31, 2016

The following table presents a summary of our statements of operations for the years ended December 31, 2017 and 2016.

	For the Year Ended
	December 31,
	2017	2016
Revenues	$ -	$ -
Operating Expenses	714,405	610,453
Loss from Operations	(714,405)	(610,453)
Other Expenses	(2,009)	(197)
Net Loss	$ (716,413)	$ (610,650)
Earnings per Common Share:
Basic and Diluted	$ (0.02)	$ (0.01)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	33,837,920	32,518,353

Revenues

The Company was incorporated on March 11, 2015 and has no revenues to-date and has no products ready for sale.

General and administrative

General and administrative expenses consist primarily of professional legal and accounting fees related to the incorporation and start up activities of the Company, the preparation and filing of the Company’s Form S-1 registration statement and subsequent SEC filings, and compensation. General and administrative expenses increased by $376,880 for the year ended December 31, 2017 compared to the year ended December 31, 2016. The primary reason for the increase is for accrued salaries and share-based compensation expense. The Company expensed accrued salaries of $187,500 for the year ended December 31, 2017. Share-based compensation expense of $224,446 was recorded for warrants to purchase shares to the Company’s CEO and CFO for the year ended December 31, 2017. The Company's CEO and CFO were not paid a salary for their part-time services during the period March 11, 2015 (inception) through February 28, 2017. The Company has recognized the value of their services as contributed services by recognizing $5,000 for the year ended December 31, 2017, and additional paid-in capital in the balance sheet as of December 31, 2017. We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the execution of our business plan.

The Company incurred $9,866 and $23,196, respectively, in intellectual property expenses for the years ended December 31, 2017 and 2016 that are included as general and administrative expenses.

Research and development

Research and development costs are charged to operations in the period incurred. For the years ended December 31, 2017 and 2016, total research and development expenses were $171,078 and $444,007, respectively. The Company incurred license fees and stock compensation for $0 and $285,263 (see Note 5 to the Company’s financial statements) for the year ended December 31, 2017 and 2016, respectively, that were classified as research and development costs from the exclusive license signed with The Royal Institution for the Advancement of Learning/McGill University agreement described earlier in this document.

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

Also in January 2016, the Company signed a Research Agreement with Research Institute of the McGill University Health Centre, or RIMUHC, and Dr. Vassilios Papadopoulos which is necessary to continue the fundamental research required to develop the patent licensed to the Company from McGill. Dr. Papadopoulos is significant stockholder and member of the Company's board of directors and he will conduct the research and serve as the principal investigator. The agreement provides that Dr. Vassilios Papadopoulos, and his staff will study “Peptide-based pharmacological induction of androgen formation in male hypogonadism” which is the underlying science behind our product candidate and necessary to develop the product. The research will be conducted at RIMUCH and improvements to the licensed intellectual property will be the property of the Company. The results of the research will be reviewed by the parties and the program may be extended upon mutual agreement. The agreement is for a term of one year, extended by amendment for another year, and requires the Company to pay a total of $130,000; $65,000 of which was paid upon execution of the agreement and $65,000 in May 2016. The Agreement was amended in March 2017 to extend the term for one year and requires the payment of an additional $130,000 over that period of which, $20,000 was paid in April 2017 and the balance of which was due in two equal installments of $55,000 payable on June 30, 2017 and September 30, 2017. The Company paid these installment payments in July and October 2017 leaving no balance due. There are limited confidentiality provisions which are subject to the principal investigator’s right to publish findings of the research. The agreement does not enumerate specific termination provisions.

Interest expense

For the years ended December 31, 2017 and 2016, the Company recorded accrued interest expense of $1,697 and $197, respectively, for the note payable, related party totaling $43,000 during that period; $25,000 of which was outstanding at December 31, 2017 and December 31, 2016.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	December 31,
	2017	2016
Cash	$ 20,191	$ 13,191

Working Capital Deficit	$ (292,378)	$ (39,410)

Since our inception, we have not generated any revenues and have funded our operations through the sale of our equity securities and through notes payable from the Company’s CEO. The implementation of our business plan, as discussed in "Business," will require the receipt of sufficient grant, equity and/or debt financing to purchase necessary technology and materials, fund our research and development efforts, and otherwise fund our operations. If we are able to complete our offering under the recently approved Form S-1 Registration Statement in full, we anticipate that the estimated net proceeds of $4,800,000 from that offering (assuming no underwriter or brokerage commissions are paid in connection with the offering) will fund our operations until at least December 31, 2019.

	For the years ended
	December 31,
	2017	2016
Cash provided by (used in):
Operating activities	$ (192,844)	$ (273,617)
Financing activities	$ 214,000	$ 175,000

Net Cash Used in Operating Activities

For the years ended December 31, 2017 and 2016, we experienced negative cash flows from operating activities of $262,001and $300,122, respectively. This is due primarily to a net loss of $716,413 and $610650, respectively. The loss for the year ended December 31, 2017 is reduced by share-based compensation of $224,446, an increase in accrued salaries of $187,500, accounts payable of $35,360, non-cash contributed services of $5,000, an increase in accrued interest of $2,006, less a change in prepaid expenses of $170 and. For the year ended December 31, 2016 the loss is reduced by the issuance of stock for license fees, a non-cash transaction of $285,263, contributed services of $30,000, an increase in accrued interest, related party of $197, less a decrease in in accounts payable of $1,393 and a change in prepaid expenses of $2,678. We anticipate that we will continue to use cash in operating activities in the near future.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2017 and 2016 totaled $269,000 and $200,000, respectively, as a result of common stock sales of $231,500 and $175,000, respectively and a warrant exercise of $2,500 in 2017. We continue to seek additional funding through our private placement and through a public offering.

For the year ended December 31, 2017, the Company sold $204,000 in its private placement, issuing 510,000 shares of our common stock at $0.40 per share.  In July 2017 the Company issued 250,000 shares of its common stock at $0.01 per share upon exercise of a warrant for total proceeds of $2,500. For the year ended December 31, 2017, the Company issued 15,000 shares of commons stock for total proceeds of $7,500 through its S-1 Registration Statement at $0.50 per share.

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

In October 2016, the Company executed an unsecured note payable to Richard Schell, the Company’s Chief Executive officer, founder and stockholder for $25,000 bearing interest at 6% per annum, which remained outstanding at December 31, 2017.

At December 31, 2017 and December 31, 2016 accrued interest payable, related party was $2,203 and $197, respectively.

(c)

Off-Balance sheet arrangements

During the fiscal year ended December 31, 2017, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We have limited exposure to market risks related to changes in interest rates. We do not currently invest in equity instruments of public or private companies for business or strategic purposes.

The principal risks of loss arising from adverse changes in market rates and prices to which we are exposed relate to interest rates on debt. We have only fixed rate debt. We had $60,000 of debt outstanding as of December 31, 2017, which has been borrowed at a fixed rate of 6%. All of this fixed rate debt is due on demand or is due during the current fiscal year.

ITEM 8.

FINANCIAL STATEMENTS.

The financial statements and related information required to be filed are indexed and begin on page F-1 and are incorporated herein.

IASO BioMed, Inc.

Financial Statements

For the Years Ended December 31, 2017 and December 31, 2016

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of IASO BioMed, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of IASO BioMed, Inc. (the "Company") as of December 31, 2017, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2017

Lakewood, CO

April 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

IASO BioMed, Inc.

We have audited the accompanying balance sheet of IASO BioMed, Inc. as of December 31, 2016, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IASO BioMed, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations since inception in 2015 and is dependent on additional financing to develop its business. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hein & Associates LLP

Hein & Associates LLP

Denver, Colorado

March 24, 2017

IASO BIOMED, INC.

BALANCE SHEETS
DECEMBER 31, 2017 and 2016

	December 31,	December 31,
	2017	2016

CURRENT ASSETS:
Cash	$ 20,191	$ 13,191
Prepaid expenses	1,563	1,393

Total current assets	21,754	14,584

TOTAL ASSETS	$ 21,754	$ 14,584

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 64,427	$ 28,797
Note payable, related party	60,000	25,000
Accrued salaries	187,500	-
Accrued interest, related party	2,203	197

Total current liabilities	314,130	53,994

TOTAL LIABILITIES	314,130	53,994

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,00 shares authorized;
34,252,632 and 33,427,632 shares issued and outstanding	3,425	3,343
Additional paid-in capital	1,108,126	644,762
Accumulated deficit	(1,403,928)	(687,515)

Total shareholders' deficit	(292,377)	(39,410)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 21,754	$ 14,584

IASO BIOMED, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	For the year ended December 31,
	2017	2016

Revenues	$ -	$ -

Operating expenses:
General and administrative	543,326	166,446
Research and development	171,078	444,007
Total operating expenses	714,405	610,453

Loss From Operations	(714,405)	(610,453)

Other Expenses:
Interest expense, related party	2,009	197
Total other expenses	2,009	197

Net Loss	$ (716,413)	$ (610,650)

Earnings per Common Share:
Basic and diluted loss per share	$ (0.02)	$ (0.02)

Weighted average number of common Shares outstanding:
Basic and diluted	33,837,920	32,518,353

IASO BIOMED, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

YEARS ENDED DECEMBER 31, 2017 AND 2016

			ADDITIONAL
	COMMON STOCK		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
BALANCE, December 31, 2015	29,950,000	2,995	154,847	(76,865)	80,977
Issuance of common stock for license agreement	1,952,632	195	285,068	-	285,263
Sale of common stock	1,525,000	153	174,847	-	175,000
Contributed services	-	-	30,000	-	30,000
Net loss	-	-	-	(610,650)	(610,650)
BALANCE, December 31, 2016	33,427,632	3,343	644,762	(687,515)	(39,410)
Sale of common stock	575,000	57	231,443	-	231,500
Warrant exercises	250,000	25	2,475	-	2,500
Share-based compensation	-	-	224,446	-	224,446
Contributed services	-	-	5,000	-	5,000
Net loss	-	-	-	(716,413)	(716,413)
BALANCE, December 31, 2017	34,252,632	$ 3,425	$ 1,108,126	$ (1,403,928)	$ (292,377)

IASO BIOMED, INC.

STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	For the year ended December 31,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$ (716,413)	$ (610,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock for license fees	-	285,263
Share-based compensation	224,446	-
Contributed services	5,000	30,000
Changes in assets and liabilities:
Prepaid expenses	(170)	(1,393)
Accounts payable	35,631	(3,539)
Accrued salaries	187,500	-
Accrued interest, related party	2,006	197
Net cash used in operating activities	(262,000)	(300,122)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable, related party	53,000	25,000
Payments on notes payable, related party	(18,000)	-
Proceeds from sale of common stock	231,500	175,000
Proceeds from the exercise of warrants	2,500	-
Net cash provided by financing activities	269,000	200,000

Net Increase (Decrease) in Cash	7,000	(100,122)
Cash, beginning of period	13,191	113,313
Cash, end of period	$ 20,191	$ 13,191

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, note payable - officer	$ 3	$ -

IASO BIOMED, INC.

NOTES TO FINANCIAL STATEMENTS

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

The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the FASB. The FASB sets generally accepted accounting principles (GAAP) that the Company follows to ensure they consistently report the Company’s financial condition, results of operations and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification™, sometimes referred to as the Codification or ASC.

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

Research and Development Costs – Research and development costs are charged to operations in the period incurred. For the years ended December 31, 2017 and 2016, the Company incurred $171,078 and $444,007 in research and development costs, respectively.

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

Earnings Per Share – Basic loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding, plus the impact of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants, plus the conversion of convertible notes, if any. There were 8,760,000 and 8,075,000, respectively, shares excluded as they were anti-dilutive at December 31, 2017 and 2016.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending June 30, 2019 and interim periods within that annual period. Early adoption is permitted. The Company does not expect ASU 2017-09 will have a significant impact on its financial statements upon adoption.

2. Going Concern:

At December 31, 2017 and December 31, 2016, the Company had cash of $20,191 and $13,191, respectively. It also had working capital deficit of $292,378 and $39,410, respectively and an accumulated deficit of $1,403,928 and $687,515, respectively. This raises substantial doubt about the Company's ability to continue as a going concern. Management is taking action to ensure the Company will continue as a going concern for at least one year beyond the date of the issuance of the Company’s financial statements. From March 11, 2015 (Inception) through December 31, 2017, the Company has sold $591,502 in common stock. Common stock sales continue pursuant to the Company’s private placement offering. Additionally, the Company received approval for its Form S-1 Registration Statement with the Securities and Exchange Commission, through which it intends to offer for sale additional shares of its common stock. These fundraising efforts may not be successful. While there can be no assurances, management believes that these actions will enable the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. Related Party Transactions:

Notes Payable – In October 2016, the Company executed an unsecured note payable to Richard Schell, the Company’s Chief Executive officer, founder and stockholder for $25,000 bearing interest at 6% per annum, which remained outstanding at December 31, 2017 and December 31, 2016 with accrued interest payable of $1,697 and $197, respectively.

In July 2017, the Company executed an unsecured promissory note to Richard Schell for $18,000 bearing interest at 6% per annum. The principal amount of the note, together with $3.00 in accrued interest, was repaid by the Company a day after execution from the proceeds of the sale of common stock.

In October 2017, the Company executed an unsecured promissory note to Richard Schell for $35,000 bearing interest at 6% per annum.  At December 31, 2017 there was $506 in accrued interest payable on this note.

Services Agreement – Effective January 1, 2017, the Company pays the Company's Corporate Secretary's company $400 per month for reimbursement of certain administrative charges such as computer, internet, phone and similar items. The oral agreement is on a month-to-month basis and may be terminated at any time by either party. Total expense for the year ended December 31, 2017 was $4,800.

4. Stockholders’ Equity:

The Company has the authority to issue 110,000,000 shares of $.0001 par value stock, of which 100,000,000 shares are common stock and 10,000,000 shares are preferred stock. As of December 31, 2017, and December 31, 2016 there were 34,252,632 and 33,427,632 common stock shares issued and outstanding.

For the year ended December 31, 2017, the Company sold $224,000 in its private placement, issuing 560,000 shares of our common stock at $0.40 per share that included warrants to purchase up to 310,000 shares of our common stock exercisable at $0.75 per share, as well as warrants to purchase up to 250,000 shares of our common stock at $0.01 per share, all for a period of three years from issuance.  In July 2017 the Company issued 250,000 shares of its common stock at $0.01 per share upon exercise of the warrant exercisable at $0.01 per share issued in the private placement for total proceeds of $2,500.

For the year ended December 31, 2017, the Company issued 15,000 shares of commons stock for total proceeds of $7,500 through its S-1 Registration Statement at $0.50 per share.

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

Research Agreement– In January 2016 the Company signed a Research Agreement with The Research Institute of the McGill University Health Centre in Canada for research activities on the Company’s potential products. The agreement covers a period of one year and requires the Company to pay a total of $130,000; $65,000 of which was paid upon execution of the agreement and $65,000 in May 2016. The Agreement was amended in March 2017 to extend the term for one year and requires the payment of an additional $130,000 over that period of which, $20,000 was paid in April 2017 and the balance of which was due in two equal installments of $55,000 payable on June 30, 2017 and December 31, 2017. The Company paid these installment payments in July and October 2017 leaving no balance due.

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

The Company accrued $187,500 in salaries related to these agreements for the year ended December 31, 2017, all of which remains unpaid as of that date.

Contributed Services – The Company's CEO and CFO were not paid a salary during the period from March 11, 2015 (inception) through February 28, 2017. The Company has recognized the value of their services as contributed services by recognizing $5,000 and $30,00 of compensation expenses in general and administration expenses in the statement of operations for the years ended December 31, 2017 and 2016, respectively, and additional paid-in capital in the balance sheets at December 31, 2017 and 2016, respectively.

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

Total share-based compensation was $224,446 and $0 for years ended December 31, 2017 and 2016, respectively.

Warrants

A summary of the activity of the Company’s outstanding warrants at December 31, 2016 and December 31, 2017 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value

Outstanding and exercisable at December 31, 2015	8,000,000	$ 0.35	$ 0

Granted	75,000	0.75	-
Expired/Cancelled	-	-	-
Exercised	-	-	-

Outstanding and exercisable at December 31, 2016	8,075,000	$ 0.35	$ 0

Granted	935,000	0.41	0.33
Expired/Cancelled	-	-	-
Exercised	(250,000)	0.01	-

Outstanding and exercisable at December 31, 2017	8,760,000	$ 0.37	$ 0.33

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of December 31, 2017:

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$ 0.10	3,000,000	$ 0.10	2.6 years

$ 0.40	375,000	0.40	4.2 years

$ 0.50	5,000,000	0.50	2.6 years

$ 0.75	385,000	0.75	2.5 years

	8,760,000	$ 0.37	2.8 years

7. Income Taxes:

The components of the net deferred tax assets recognized as of December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets:
Capitalized start-up costs	447,336	233,755
Deferred tax asset	447,336	233,755
Valuation allowance	(447,336)	(233,755)

Net deferred tax assets	$ -	$ -

A reconciliation of statutory tax rates to effective tax rates were as follows in each of the periods presented:

	2017	2016
Federal income taxes at statutory rate	34.0%	34.0%
State income taxes at statutory rate	3.0%	3.0%
Valuation allowance	(37.0%)	(37.0%)
Effective tax rate	0.0%	0.0%

As of December 31, 2017 and 2016 the Company had capitalized start-up costs for tax purposes of approximately $1,403,928 and $687,515, respectively, which will be amortized over 15 years upon commencement of business operations.

As of December 31, 2017and 2016, an evaluation of the deferred tax asset determined that it was more likely than not that the start-up cost asset may not be realized, and therefore a valuation allowance for $477,336 and $233,755, respectively, was recorded.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the periods ended December 31, 2017 the Company did not recognize any interest or penalties in its statement of operations, nor did it have any interest or penalties accrued in its balance sheets at December 31, 2017 relating to unrecognized tax benefits.

Under the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, the Company identified no significant uncertain tax positions in 2017. The Company files income tax returns in U.S. jurisdiction. There are no federal or state income tax examinations underway for these, and tax returns for the current year are still open to examination.

8. Subsequent Events:

In February 2018, the Company sold 250,000 units consisting of 250,000 shares of common stock and warrants to purchase 250,000 shares of common stock at an exercise price of $0.75 per share expiring in three years for a unit price of $0.40 per share, or a total of $100,000.

During the period from October 1, 2017 to March 31, 2018 we issued 300,000 units consisting of 300,000 shares of common stock and warrants to purchase 300,000 shares of common stock at an exercise price of $0.75 per share expiring in three years for a unit price of $0.40 per share, or a total of $120,000.

In February and March 2018, we issued warrants to purchase up to 860,000 shares of our common stock at an exercise price of $0.01 per share to business, legal and scientific consultants; 400,000 of which were to expire in December 2022 and 460,000 of which expire in February 2021.  Subsequent to issuance, 400,000 of these warrants were exercised for proceeds to the Company of $4,000.

Effective March 1, 2018, we entered into a Scientific Advisory Board Agreement with our director Dr. Papadopoulos (the “Papadopoulos Agreement”), through which Dr. Papadopoulos agreed to serve on our Scientific Advisory Board.  The term of the Papadopoulos Agreement is one year from execution and may be renewed annually by mutual consent of both parties.  The Papadopoulos Agreement provides for payments as follows:  an annual fee of $35,000, which includes $10,000 to serve as the Scientific Advisory Board Chairman; a signing bonus of $50,000 payable after successful closing of any cumulative minimum $1,000,000 investment in the Company; a non-discretionary bonus of $45,000 payable following a successful financing round of a minimum of $2,000,000; and should the Papadopoulos Agreement be renewed after one year, a $95,000 bonus payable only after the signing bonus and non-discretionary bonus from year one have been earned.  In order to receive the non-discretionary bonus payments Dr. Papadopoulos must be actively involved in the creation and execution of strategies necessary for the Company to achieve its strategic plan including the scientific, commercial and business objectives, as applicable and as agreed upon between the Dr. Papadopoulos and the Company’s Chief Executive Officer.

Also, effective March 1, 2018, we entered into a Scientific Advisory Board Agreement with our director Dr. Karatzas (the “Karatzas Agreement”), through which Dr. Karatzas agreed to serve on our Scientific Advisory Board.  The term of the Karatzas Agreement is one year from execution and may be renewed annually by mutual consent of both parties.  The Karatzas Agreement provides for payments as follows:  an annual fee of $25,000; a signing bonus of $50,000 payable after successful closing of any cumulative minimum $1,000,000 investment in the Company; a non-discretionary bonus of $40,000 payable following a successful financing round of a minimum of $2,000,000; and should the Karatzas Agreement be renewed after one year, a $90,000 bonus payable only after the signing bonus and non-discretionary bonus from year one have been earned.  In order to receive the non-discretionary bonus payments Dr. Karatzas must be actively involved in the creation and execution of strategies necessary for the Company to achieve its strategic plan including the scientific, commercial and business objectives, as applicable and as agreed upon between the Dr. Karatzas and the Company’s Chief Executive Officer.

Management has determined that there are no further events subsequent to the balance sheet date that should be disclosed in these financial statements.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and the Chief Financial Officer (the “CFO”), who act as our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, our CEO and CFO have concluded that as of December 31, 2017, disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•

Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to the extent possible given the limited personnel resources and technological infrastructure in place to perform the evaluation.  Based upon our management’s discussions with our auditors and other advisors, our CEO and CFO believe that, during the period covered by this report, such internal controls and procedures were not effective as described below.

Due to the small size and limited financial resources, our CEO, CFO and corporate secretary are the only individuals involved in the accounting and financial reporting.  As a result, there is limited segregation of duties in the accounting function, leaving all aspects of financial reporting and physical control of cash in the hands of these individuals. This limited segregation of duties represents a material weakness.  We will continue periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)(b)(c)

Identification of directors and executive officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

NAME	AGE	POSITION	SINCE
Richard M. Schell	61	Chief Executive Officer, President and Chairman of the Board	March 2015

Duane C. Knight	57	Chief Financial Officer, Director	March 2015

Vassilios Papadopoulos, PhD	57	Director	March 2015

Costas Karatzas, PhD	58	Director	March 2015

(c)

Significant employees

Not applicable.

(d)

Family relationships

None.

(e)

Business experience

Richard M. Schell

Dick Schell has served as our Chief Executive Officer and Chairman of the Board of Directors since March 2015. From December 1997 to the present, Mr. Schell served as a Vice President and Relationship Manager for Colorado Business Bank. Mr. Schell earned a Bachelor of Science degree in Finance from the University of Wyoming and a Graduate Banking degree from the Colorado School of Banking. We believe that Mr. Schell's extensive experience in banking, finance and guidance to numerous companies, ranging from oil and gas exploration to technology and high tech production facilities during their initiation and development gives him the qualifications and skills to serve as one of our directors.

Duane C. Knight, Jr.

Duane C. Knight, Jr. has served as our Chief Financial Officer and director since March 2015. From 1999 to the present he was the owner of owner of D.C. Knight Company, Inc., a financial and accounting consulting firm. Mr. Knight served as chief financial officer of ValveXchange, Inc., Neuromonics, Inc., and Denver Biomedical, Inc., all of which are medical device manufacturers. Mr. Knight earned his BSBA degree in Accounting from Colorado State University with a Minor in Economics, and an MBA from the University of Colorado. He is a published author, speaker and a Colorado Certified Public Accountant. We believe that Mr. Knight's extensive experience in medical device industry and his experience as a CPA and Chief Financial Officer responsible for public company financial accounting and controls gives him the qualifications and skills to serve as one of our directors.

Vassilios Papadopoulos, PhD

Dr. Papadopoulos has served as our director since March 2015. From October 1, 2016, Dr. Papadopoulos has served as dean of the USC School of Pharmacy and holds the John Stauffer Dean’s Chair in Pharmaceutical Sciences. From 2007 to October 1, 2016, Dr. Papadopoulos served as the Executive Director and Chief Scientific Officer of the Research Institute of the McGill University Health Centre.  From 2007 to October 1, 2016, he served as a professor of medicine, biochemistry, pharmacology therapeutics at McGill University and held the Canada Research Chair in Biochemical Pharmacology and the Phil Gold Chair in Medicine. Dr. Papadopoulos was formerly a faculty member of Georgetown University's School of Medicine in Washington D.C. and became a professor and Chairman of the Biochemistry and Molecular Biology departments, and the Director of the Biomedical Graduate Research Organization. Dr. Papadopoulos has published more than 300 articles and holds many patents and his work has been cited over 15,700 times. Dr. Papadopoulos is a graduate of the School of Pharmacy of the University of Athens, Greece, and completed his PhD in Health and Life Science at the Universit Pierre et Marie Curie in Paris. We believe that Dr. Papadopoulos extensive experience in steroid hormone biosynthesis research and his role in developing our products gives him the qualifications and skills to

Costas Karatzas, PhD.

Dr. Karatzas has served as our director since March 2015. From 2009 to the present, Dr. Karatzas serves as the Director of Business Development at the Research Institute of McGill University Health Center, Montreal, Canada responsible for business development, technology transfer, commercialization, fund raising and international alliance activities. From 1994 to 2008 he held senior management positions as Vice President and Senior Vice President of R D managing multidisciplinary teams of scientists and responsible for operations, IP strategy, technology transfer and part of senior management of NEXIA Biotechnologies Inc. during their initial public offering. He also held senior management positions at Gene Pharming Europe, AgroCultures, Pharmathene Inc. Dr. Karatzas has 47 peer review publications, and is the inventor of 16 patents and he has authored 4 book chapters. Dr. Karatzas attended McGill University where he earned a M.Sc., (Hon.) in Muscle Biochemistry and a Ph.D., in Molecular Biology (Animal Endocrinology) and has completed McGill's Executive Development Course Mini-MBA. He Holds a B.Sc., degree from the Agricultural University of Athens. We believe that Dr. Karatzas' extensive experience in business development, technology transfer, product development and commercialization in the biotechnology and medical device industries gives him the qualifications and skills to serve as one of our directors.

(f)

Involvement in certain legal proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

(g)

Promoters and control persons

Richard M. Schell is a founder of the Company and paid a total of $25,237 for his equity interest in the Company.

Vassilios Papadopoulos, PhD is a founder of the Company and paid a total of $1,101 for his equity interest in the Company.

Costas Karatzas, PhD is a founder of the Company and paid a total of $1,028 for his equity interest in the Company.

Keith Mazer is a founder of the Company.  SMW, LLC, in which Mr. Mazer is a member, paid a total of $237 for their equity interest in the Company.  Mr. Mazer disclaims all beneficial ownership over the shares held by SMW, LLC.

(h)

Audit committee financial expert.

See (i) below.

(i)

Identification of the audit committee

The Company does not currently have an audit committee of the board of directors, as none is required, and the board believes it can effectively serve in that function and, therefore, currently does.  Management believes that certain individuals on the board of directors may have the necessary attributes to serve as a financial expert on an audit committee, if required.

Code of Ethics

We have adopted a Code of Ethics for our senior financial management, which includes our chief executive officer and chief financial officer as principal executive and accounting officers, that has been filed as exhibit 14.1 to this report.

ITEM 11.

EXECUTIVE COMPENSATION.

(a)

General

We currently have two executive officers including our Chief Executive Officer, Mr. Richard M. Schell, who is also our principal executive officer and Mr. Duane C. Knight, our Chief Financial Officer, how is also our principal financial officer.

 (b)

Compensation discussion and analysis

In March 2017 the Company entered into an employment agreement with its CEO for a two-year term. The base salary of $150,000 per annum is payable to the CEO only upon the Company’s raising of an additional $750,000. Mr. Schell will assume his responsibilities on a part time basis until requested by the Board of Directors to become a full-time executive. The CEO also received warrants to purchase 250,000 shares of the Company’s common stock at $0.40 per share for a period of five years after issuance, 125,000 warrants vested upon signing the agreement and the remaining 125,000 vest in March 2018. The CEO will also be eligible to earn discretionary annual performance bonuses upon meeting certain objectives as determined by the Board of Directors. The agreement provides for severance payments.

In March 2017 the Company entered into an employment agreement with its CFO for a two-year term. The CFO will assume his responsibilities on a part time basis until requested by the Board of Directors to become a full-time executive. The base salary of $75,000 per annum is payable to the CFO only upon the Company’s raising of an additional $750,000. When the CFO becomes a full-time executive, his salary will be increased to $125,000 per annum. The CFO also received warrants to purchase 500,000 shares of the Company’s common stock at $0.40 per share for a period of five years after issuance, 250,000 warrants vested upon signing the agreement and the remaining 250,000 vest in March 2018. The CFO will also be eligible to earn discretionary annual performance bonuses upon meeting certain objectives as determined by the Board of Directors. The agreement provides for severance payments.

(c)

Summary compensation table

The following table summarizes the compensation accrued to our principal executive officer, principal financial officer and any other executive officers for the years ended December 31, 2017 and 2016, whose total compensation exceeded $100,000.

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Richard M. Schell CEO, President & Director; Principal Executive Officer	2017 2016	$125,000 $0	$0 $0	0 0	$40,619 $0	$165,619 $0

Duane C. Knight CFO & Principal Accounting Officer	2017 2016	$62,500 $0	0 0	0 0	$81,316 $0	$143,816 $0

(d)

Grants of plan-based awards table

There were no grants made to officers in the years ended December 31, 2017 or 2016.  Please see Compensation discussion and analysis above for information on warrants to purchase common stock issued to certain officers of the Company during 2017.

(e)

Narrative disclosure to summary compensation table and grants

For Mr. Schell in 2017, in addition to management compensation listed above, other compensation represents the fair market value of warrants to purchase 125,000 shares of the Company’s common stock at $0.40 per share for a period of five years after issuance that vested upon execution of Mr. Schell’s employment agreement.  The entire amount of $125,000 earned by Mr. Schell in 2017 has been accrued and remained unpaid at December 31, 2017.  Mr. Schell served without compensation in 2016.

For Mr. Knight in 2017, in addition to management compensation listed above, other compensation represents the fair market value of warrants to purchase 250,000 shares of the Company’s common stock at $0.40 per share for a period of five years after issuance that vested upon execution of Mr. Knight’s employment agreement.  The entire amount of $62,500 earned by Mr. Knight in 2017 has been accrued and remained unpaid at December 31, 2017.  Mr. Knight served without compensation in 2016.

(f)

Outstanding equity awards at fiscal year end table

Not applicable.

(g)

Option exercises and stock vested table

Not applicable.

(h)

Pension benefits

Not applicable.

(i)

Nonqualified defined contribution and other nonqualified deferred compensation plans

Not applicable.

(j)

Potential payments upon termination or change-in-control

Not applicable.

 (k)

Compensation of directors

Not applicable.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a)

Security ownership of certain beneficial owners.

(b)

Security ownership of management.

The following table sets forth information known to the Company with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of March 31, 2018 by: (1) each person known by the Company to beneficially own 5% or more of the Company’s outstanding common stock; (2) each of the named executive officers as defined in Item 402(a)(3); (3) each of the Company’s directors; and (4) all of the Company’s named executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Percentage ownership is based on 34,902,632 shares of common stock outstanding as of March 31, 2018.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Number of Warrants Beneficially Owned	Total Shares Beneficially Owned	Percent of Class

VGP Discovery, Inc. (1) 381 Rosita Ln Pasadena, CA 91105	11,016,000	3,102,400	14,118,400	37.1%
CNKonsulting, Inc. (2) 251 Sherwood Road Beaconsfield, QC Canada	10,284,000	2,896,800	13,180,000	34.9%
Minerals, LLC (3) 2025 Union Drive Lakewood, Colorado	2,466,667	917,200	3,383,867	9.4%
SMW, LLC (4) 319 Clematis Street, Suite 400 West Palm Beach, Florida	2,366,667	667,200	3,033,867	8.5%

The Royal Institution for the Advancement of Learning/McGill University 2155, rue Guy, 5e étage Montréal, QC CANADA H3H 2R9	1,952,632	-0-	1,952,632	5.6%
Venture 10 Capital Partners, LLC (5) 7315 East Peakview Avenue Centennial, Colorado	1,577,778	444,800	2,022,580	5.7%
Duane Knight (6) 7315 East Peakview Avenue Centennial, Colorado	50,000	500,000	550,000	1.6%
All Executive Officers and Directors as a Group (4 persons)(1)(2)(3)(6)	23,816,667	7,416,400	31,233,067	73.8%

______

(1)

Includes 3,102,400 shares of common stock issuable upon the exercise of warrants that are exercisable currently or within 60 days. The shares and warrants are owned directly by VGP Discovery, Inc. Vassilios Papadopoulos holds all investment and voting power over VGP Discovery, Inc.

(2)

Includes 2,896,800 shares of common stock issuable upon the exercise of warrants that are exercisable currently or within 60 days. The shares and warrants are owned directly by CNKonsulting, Inc. Costas Karatzas has voting and investment power over CNKonsulting, Inc.

(3)

Includes 917,200 shares of common stock issuable upon the exercise of warrants that are exercisable currently or within 60 days. The shares and warrants are owned directly by Minerals, LLC. Richard Schell holds all investment and voting power over Minerals, LLC. Includes 250,000 shares of common stock purchased by Mr. Schell and Ms. Rebecca Rice, Mr. Schell's wife, in a private placement of common stock by the company.

(4)

Includes 667,200 shares of common stock issuable upon the exercise of warrants that are exercisable currently or within 60 days. The shares and warrants are owned directly by SMW, LLC. Minergy Group, LLC holds all investment and voting power over SMW, LLC. William S. Wagener controls Minergy Group, LLC. Keith Mazer, one of our founders, is a member of SMW, LLC. Mr. Mazer disclaims all beneficial ownership over the shares held by SMW, LLC.

(5)

Includes 444,800 shares of common stock issuable upon the exercise of warrants that are exercisable currently or within 60 days. The shares and warrants are owned directly by Venture 10 Capital Partners, LLC.   Mary Virginia Knight holds all investment and voting power over Venture 10 Capital Partners, LLC.

(6)

Includes 500,000 shares of common stock issuable upon the exercise of warrants that are exercisable currently or within 60 days.

(c)

Changes in control

We are not aware of any arrangements that could result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a)

Transactions with related persons

Notes Payable – In October 2016, the Company executed an unsecured note payable to Richard Schell, the Company’s Chief Executive officer, founder and stockholder for $25,000 bearing interest at 6% per annum, which remained outstanding at December 31, 2017 and December 31, 2016 with accrued interest payable of $1,697 and $197, respectively.

In July 2017, the Company executed an unsecured promissory note to Richard Schell for $18,000 bearing interest at 6% per annum. The principal amount of the note, together with $3.00 in accrued interest, was repaid by the Company a day after execution from the proceeds of the sale of common stock.

In October 2017, the Company executed an unsecured promissory note to Richard Schell for $35,000 bearing interest at 6% per annum.  At December 31, 2017 there was $506 in accrued interest payable on this note.

Services Agreement – Effective January 1, 2017, the Company pays the Company's Corporate Secretary's company $400 per month for reimbursement of certain administrative charges such as computer, internet, phone and similar items. The oral agreement is on a month-to-month basis and may be terminated at any time by either party. Total expense for the year ended December 31, 2017 was $4,800.

SAB Agreements -  Effective March 1, 2018, we entered into a Scientific Advisory Board Agreement with Dr. Papadopoulos (the “Papadopoulos Agreement”), through which Dr. Papadopoulos agreed to serve on our Scientific Advisory Board.  The term of the Papadopoulos Agreement is one year from execution and may be renewed annually by mutual consent of both parties.  The Papadopoulos Agreement provides for payments as follows:  an annual fee of $35,000, which includes $10,000 to serve as the Scientific Advisory Board Chairman; a signing bonus of $50,000 payable after successful closing of any cumulative minimum $1,000,000 investment in the Company; a non-discretionary bonus of $45,000 payable following a successful financing round of a minimum of $2,000,000; and should the Papadopoulos Agreement be renewed after one year, a $95,000 bonus payable only after the signing bonus and non-discretionary bonus from year one have been earned.  In order to receive the non-discretionary bonus payments Dr. Papadopoulos must be actively involved in the creation and execution of strategies necessary for the Company to achieve its strategic plan including the scientific, commercial and business objectives, as applicable and as agreed upon between the Dr. Papadopoulos and the Company’s Chief Executive Officer.

Also, effective March 1, 2018, we entered into a Scientific Advisory Board Agreement with Dr. Karatzas (the “Karatzas Agreement”), through which Dr. Karatzas agreed to serve on our Scientific Advisory Board.  The term of the Karatzas Agreement is one year from execution and may be renewed annually by mutual consent of both parties.  The Karatzas Agreement provides for payments as follows:  an annual fee of $25,000; a signing bonus of $50,000 payable after successful closing of any cumulative minimum $1,000,000 investment in the Company; a non-discretionary bonus of $40,000 payable following a successful financing round of a minimum of $2,000,000; and should the Karatzas Agreement be renewed after one year, a $90,000 bonus payable only after the signing bonus and non-discretionary bonus from year one have been earned.  In order to receive the non-discretionary bonus payments Dr. Karatzas must be actively involved in the creation and execution of strategies necessary for the Company to achieve its strategic plan including the scientific, commercial and business objectives, as applicable and as agreed upon between the Dr. Karatzas and the Company’s Chief Executive Officer.

(b)

Review, approval or ratification of transactions with related persons

Our entire board of directors is responsible for the review, approval or ratification of transactions with related persons.  The board routinely reviews material related party transactions to ensure such transactions are reasonable, appropriate, and in the best interests of the Corporation.  We have no written policies with respect to the review and approval of related party transactions and records of such reviews are contained in the minutes and/or reports of the board of directors as appropriate.

Our Board of Directors and management recognize that related person transactions present a heightened risk of conflicts of interest, and therefore we review all relationships and transactions in which we and our directors, director nominees and executive officers or their immediate family members, as well as holders of more than 5 percent of any class of our voting securities and their family members, have a direct or indirect material interest. As required under SEC rules, transactions that are determined to be directly or indirectly material to us or a related person are disclosed in the appropriate annual and/or quarterly statements filed with the SEC.

Director Independence

Our board of directors has four directors and has no standing sub-committees at this time due to the associated expenses and the small size of our board.  We are not currently listed on a national securities exchange that has requirements that a majority of the board of directors be independent and have no members of our board considered “independent” under the definition set forth in the listing standards of the NASDAQ Stock Market, Inc., which is the definition that our board has chosen to use for the purposes of the determining independence.

In performing the functions of the audit committee, our board oversees our accounting and financial reporting process.  In this function, our board performs several functions.  Our board, among other duties, evaluates and assesses the qualifications of the Company’s independent auditors; determines whether to retain or terminate the existing independent auditors; meets with the independent auditors and financial management of the Company to review the scope of the proposed audit and audit procedures on an annual basis; reviews and approves the retention of independent auditors for any non-audit services; reviews the independence of the independent auditors; reviews with the independent auditors and with the Company’s financial accounting personnel the adequacy and effectiveness of accounting and financial controls and considers recommendations for improvement of such controls; reviews the financial statements to be included in our annual and quarterly reports filed with the Securities and Exchange Commission; and discusses with the Company’s management and the independent auditors the results of the annual audit and the results of our quarterly financial statements.

We do not currently have a standing compensation committee or non-employee directors.  When we have non-employee directors on our board, those non-employee directors consider executive officer compensation, and our entire board participates in the consideration of director compensation.  Non-employee board members would oversee would compensation policies, plans and programs.  Our non-employee board members would further review and approve corporate performance goals and objectives relevant to the compensation of our executive officers; review the compensation and other terms of employment of our Chief Executive Officer and our other executive officers; and administer our equity incentive and stock option plans.

Each of our directors participates in the consideration of director nominees.  In addition to nominees recommended by directors, our board will consider nominees recommended by shareholders if submitted in writing to our secretary.  Our board believes that any candidate for director, whether recommended by shareholders or by the board, should be considered on the basis of all factors relevant to our needs and the credentials of the candidate at the time the candidate is proposed.  Such factors include relevant business and industry experience and demonstrated character and judgment.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

BF Borgers CPA PC served as the Company's certifying accountant for the fiscal year ended December 31, 2017; and Hein & Associates LLP served as the Company’s certifying accountant for the fiscal year ended December 31, 2016.

Audit Fees

Fees for audit services billed by Hein & Associates LLP for the fiscal year ended December 31, 2016 were $22,627 and consisted of audit of the Company’s annual financial statements.  For the fiscal year ended December 31, 2017, the Company paid Hein & Associates LLP $28,185 for reviews of the Company's quarterly financial statements.

Fees for audit services billed for the fiscal year ended December 31, 2017 by BF Borgers CPA PC will be $13,000 and consist of audit of the Company’s annual financial statements.

Audit-Related Fees

There were no other aggregate fees billed in the year ended December 31, 2017 or 2016 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of the financial statements that were not reported above.

Tax Fees

The fees billed for the year ended December 31, 2017 and 2016 were $3,000 and $1,550, respectively, for professional services rendered by Hein & Associates LLP for tax compliance, tax advice, and tax planning.

All Other Fees

The Company was billed $18,927 and $17,022 in the years ended December 31, 2017 and 2016, respectively, for products and services provided by Hein & Associates LLP related to the Company’s Registration Statement on form S-1 for services other those reported above.

PART IV

ITEM 15.

EXHIBITS

Exhibits

3.1	Certificate of Incorporation of IASO BioMed, Inc., filed March 11, with the Secretary of State of Colorado. Filed herewith.
3.2	Bylaws of IASO BioMed, Inc. Filed herewith.
4.1	Form of Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on July 25, 2017.
4.2	Form of Subscription Agreement, Public Offering. Filed herewith.
10.1

License Agreement by and among IASO BioMed, Inc. the Royal Institution for the Advancement of Learning/McGill University, dated January 6, 2016.  Incorporated by reference to Exhibit 10.1 of the Company’s Amendment No. 2 to the Registration Statement on Form S-1 filed on February 15, 2017.

10.2

Research Agreement by and among IASO BioMed, Inc., Dr. Vassilios Papadopoulos, and the Research Institute of the McGill University Health Center dated January 8, 2016. Incorporated by reference to Exhibit 10.2 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed on February 1, 2017.

10.3

Amendment No. 1 to the License Agreement by and among IASO BioMed, Inc. and the Royal Institution for the Advancement of Learning/McGill University Health Center, dated August 18, 2016. Incorporated by reference to Exhibit 10.1 of the Company’s Amendment No. 2 to the Registration Statement on Form S-1 filed on February 15, 2017.

10.4

Employment Agreement between IASO BioMed, Inc. and Richard M. Schell, effective March 1, 2017. Incorporated by reference to Exhibit 10.4 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 filed on March 24, 2017.

10.5

Employment Agreement between IASO BioMed, Inc. and Duane Knight, effective March 1, 2017.  Incorporated by reference to Exhibit 10.5 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 filed on March 24, 2017.

10.6

Amendment No. 1 to the Research Agreement by and among IASO BioMed, Inc. and the Research Institute of the McGill University Health Center, effective January 8, 2017. Incorporated by reference to Exhibit 10.6 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 filed on March 24, 2017.

10.7

Scientific Advisory Board Agreement by and between IASO BioMed, Inc. and Dr. Vassilios Papadopoulos dated as of March 1, 2018. Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on March 7, 2018.

10.8

Scientific Advisory Board Agreement by and between IASO BioMed, Inc. and Dr. Costas Karatzas dated as of March 1, 2018. Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on March 7, 2018.

10.9

Consulting Agreement by and between IASO BioMed, Inc. and Mr. Thomas B. Olson dated as of March 1, 2018. Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on March 7, 2018.

14.1	IASO BioMed, Inc. Code of Ethics for Senior Financial Management. Filed herewith.
16.1	Letter from Hein & Associates, LLP dated November 22, 2017. Incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed on November 22, 2017.
16.2	Letter from Moss Adams LLP dated March 8, 2018. Incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed on March 8, 2018.
21.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
99.1	Form of Subscription Agreement and Warrant. Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on July 25, 2017.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IASO BIOMED, INC.
(Registrant)

Date: April 16, 2018	By: /s/ Richard M. Schell
Richard M. Schell
Chief Executive Officer, President and Principal Executive Officer

Date: April 16, 2018	By: /s/ Duane C. Knight
Duane C. Knight
Chief Financial Officer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2018	/s/ Richard M. Schell
Richard M. Schell
Director

Date: April 16, 2018	/s/ Duane C. Knight
Duane C. Knight
Director

Date: April 16, 2018	/s/ Vassilios Papadopoulos
Vassilios Papadopoulos
Director

Date: April 16, 2018	/s/ Costas Karatzas
Costas Karatzas
Director