Form 10-Q
period 2018-03-31
IASO BioMed, Inc.
filed 2018-05-15
CIK 1662907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 1, 2018 there were 34,927,632 shares of common stock outstanding.

IASO BioMed, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IASO BIOMED, INC.

CONDENSED BALANCE SHEETS
MARCH 31, 2018 AND DECEMBER 31, 2017
(UNAUDITED)

	March 31,	December 31,
	2018	2017
CURRENT ASSETS:
Cash	$ 57,989	$ 20,191
Prepaid expenses	156	1,562

Total current assets	58,145	21,753

TOTAL ASSETS	$ 58,145	$ 21,753

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 33,498	$ 64,427
Note payable, related party	60,000	60,000
Accrued salaries	243,750	187,500
Accrued board fees	105,000	-
Accrued interest, related party	3,091	2,203

Total current liabilities	445,339	314,130

TOTAL LIABILITIES	445,339	314,130

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-

Common stock, $.0001 par value, 100,000,00 shares authorized; 34,902,632 and 34,252,632 shares issued and outstanding	3,490	3,425
Additional paid-in capital	1,649,820	1,108,126
Accumulated deficit	(2,040,504)	(1,403,928)

Total shareholders' deficit	(387,194)	(292,377)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 58,145	$ 21,753

IASO BIOMED, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE ENDED MARCH 31, 2018 AND 2017
(UNAUDITED)

	For the three months ended
	March 31,
	2018	2017
Revenues	$ -	$ -

Operating expenses:
General and administrative	625,688	203,731
Research and development	10,000	139,581
Total operating expenses	635,688	343,312

Loss From Operations	(635,688)	(343,312)

Other Expenses:
Interest expense, related party	888	370
Total other expenses	888	370

Net Loss	$ (636,576)	$ (343,682)

Earnings per Common Share:
Basic and diluted loss per share	$ (0.02)	$ (0.01)

Weighted average number of common Shares outstanding:
Basic and diluted	34,527,632	33,493,250

IASO BIOMED, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

THREE MONTHS ENDED MARCH 31, 2018

(UNAUDITED)

			ADDITIONAL
	COMMON STOCK		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

BALANCE, December 31, 2017	33,252,632	3,425	1,108,126	(1,403,928)	(292,377)
Sale of common stock	250,000	25	99,975	-	100,000
Warrant exercises	400,000	40	3,960	-	4,000
Share-based compensation	-	-	437,759	-	437,759
Net loss	-	-	-	(636,576)	(636,576)
BALANCE, March 31, 2018	33,902,632	$ 3,490	$ 1,649,820	$ (2,040,504)	$ (387,194)

IASO BIOMED, INC.

CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED)

	For the three months ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$ (636,576)	$ (343,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	437,759	132,187
Contributed services	-	5,000
Changes in assets and liabilities:
Prepaid expenses	1,407	(1,197)
Accounts payable	(30,930)	164,704
Accrued salaries	56,250	18,750
Accrued board fees	105,000
Accrued interest, related party	888	370
Net cash used in operating activities	(66,202)	(23,868)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable, related party	-	-
Payments on notes payable, related party	-	-
Proceeds from sale of common stock	100,000	54,000
Proceeds from the exercise of warrants	4,000	-
Net cash provided by financing activities	104,000	54,000

Net Increase (Decrease) in Cash	37,798	30,132
Cash, beginning of period	20,191	13,191
Cash, end of period	$ 57,989	$ 43,323

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

Basis of presentation - The interim unaudited financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as of and for the three month periods ended March 31, 2018 and 2017. The December 31, 2017 Balance Sheet included herein was derived from the audited year-end financial statements of the Company. Certain information and footnote disclosures normally included in unaudited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim unaudited financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2017, notes and accounting policies thereto included in the Company’s Annual Report on Form 10-K.

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

Research and Development Costs – Research and development costs are charged to operations in the period incurred. For the three months ended March 31, 2018 and 2017, the Company incurred $10,000 and $139,581 in research and development costs, respectively.

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of warrants and the market price of our common stock, or comparable public companies if our stock is not trading, on the date of grant for the fair value. Our determination of fair value of share-based awards is affected by those stock prices as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and certain other market variables such as the risk-free interest rate.

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

Earnings Per Share – Basic loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding, plus the impact of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants, plus the conversion of convertible notes, if any. There were 9,620,000 and 8,585,000, respectively, shares excluded as they were anti-dilutive at March 31, 2018 and 2017.

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

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2. Going Concern:

At March 31, 2018 and December 31, 2017, the Company had cash of $57,989 and $20,191, respectively. It also had a working capital deficit of $387,194 and $292,377, respectively and an accumulated deficit of $2,040,504 and $1,403,928, respectively. This raises substantial doubt about the Company's ability to continue as a going concern. Management is taking action to ensure the Company will continue as a going concern for at least one year beyond the date of the issuance of the Company’s financial statements. From March 11, 2015 (Inception) through March 31, 2018, the Company has sold $691,502 in common stock. Common stock sales continue pursuant to the Company’s private placement offering. Additionally, the Company received approval for its Form S-1 Registration Statement with the Securities and Exchange Commission, through which it intends to offer for sale additional shares of its common stock. These fundraising efforts may not be successful. While there can be no assurances, management believes that these actions will enable the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. Related Party Transactions:

Note Payable – In October 2016, the Company executed an unsecured note payable to Richard Schell, the Company’s Chief Executive officer, founder and stockholder for $25,000 bearing interest at 6% per annum, which remained outstanding at March 31, 2018 and December 31, 2017 with accrued interest payable of $2,067 and $1,697, respectively.

In October 2017, the Company executed an unsecured promissory note to Richard Schell for $35,000 bearing interest at 6% per annum, which remained outstanding at March 31, 2018 and December 31, 2017 with accrued interest payable of $1,024 and $506, respectively.

A total of $888 and $370 of interest expense was accrued during the three-month periods ended March 31, 2018 and 2017, respectively.

Employment Agreements – In March 2017 the Company entered into an employment agreement with its CEO for a two-year term. The base salary of $150,000 per annum is payable to the CEO only upon the Company’s raising of an additional $750,000. Mr. Schell will assume his responsibilities on a part time basis until requested by the Board of Directors to become a full-time executive. The CEO also received warrants to purchase 250,000 shares of the Company’s common stock at $0.40 per share for a period of five years after issuance. 125,000 warrants vested upon signing the agreement and the remaining 125,000 vested in March 2018. The CEO will also be eligible to earn discretionary annual performance bonuses upon meeting certain objectives as determined by the Board of Directors. The agreement provides for severance payments.

In March 2017 the Company entered into an employment agreement with its CFO for a two-year term. The CFO will assume his responsibilities on a part time basis until requested by the Board of Directors to become a full-time executive. The base salary of $75,000 per annum is payable to the CFO only upon the Company’s raising of an additional $750,000. When the CFO becomes a full-time executive, his salary will be increased to $125,000 per annum. The CFO also received warrants to purchase 500,000 shares of the Company’s common stock at $0.40 per share for a period of five years after issuance. 250,000 warrants vested upon signing the agreement and the remaining 250,000 vested in March 2018. The CFO will also be eligible to earn discretionary annual performance bonuses upon meeting certain objectives as determined by the Board of Directors. The agreement provides for severance payments.

The Company accrued $56,250 and $18,750 in salaries related to these agreements for the three-month periods ended March 31, 2018 and 2017, respectively.

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Contributed Services – The Company's CEO and CFO were not paid a salary during the period from March 11, 2015 (inception) through February 28, 2017. The Company recognized the value of their services as contributed services by recognizing $5,000 of compensation expenses in general and administration expenses in the statement of operations for the three months ended March 31, 2017.

Scientific Advisory Board Agreements - Effective March 1, 2018, the Company entered into a Scientific Advisory Board Agreement with our director Dr. Papadopoulos (the “Papadopoulos Agreement”), through which Dr. Papadopoulos agreed to serve on our Scientific Advisory Board. The term of the Papadopoulos Agreement is one year from execution and may be renewed annually by mutual consent of both parties. The Papadopoulos Agreement provides for payments as follows:  an annual fee of $35,000, which includes $10,000 to serve as the Scientific Advisory Board Chairman; a signing bonus of $50,000 payable after successful closing of any cumulative minimum $1,000,000 investment in the Company; a non-discretionary bonus of $45,000 payable following a successful financing round of a minimum of $2,000,000; and should the Papadopoulos Agreement be renewed after one year, a $95,000 bonus payable only after the signing bonus and non-discretionary bonus from year one have been earned. In order to receive the non-discretionary bonus payments Dr. Papadopoulos must be actively involved in the creation and execution of strategies necessary for the Company to achieve its strategic plan including the scientific, commercial and business objectives, as applicable and as agreed upon between the Dr. Papadopoulos and the Company’s Chief Executive Officer.

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

The Company accrued a total of $105,000 in fees related to these agreements for the three-month period ended March 31, 2018, which includes $5,000 in fees and $100,000 in signing bonuses.

Services Agreement – Effective January 1, 2017, the Company pays the Company's Corporate Secretary's company $400 per month for reimbursement of certain administrative charges such as computer, internet, phone and similar items. The agreement is on a month-to-month basis and may be terminated at any time by either party. Total expense for the three months ended March 31, 2018 and 2017 was $1,200.

4. Stockholders’ Equity:

The Company has the authority to issue 110,000,000 shares of $.0001 par value stock, of which 100,000,000 shares are common stock and 10,000,000 shares are preferred stock. As of March 31, 2018, and December 31, 2017 there were 34,902,632 and 34,252,632 common stock shares issued and outstanding.

For the three-month period ended March 31, 2018, the Company sold $100,000 in its private placement, issuing 250,000 shares of our common stock at $0.40 per share that included warrants to purchase up to 250,000 shares of our common stock exercisable at $0.75 per share for a period of three years from issuance.

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

During the three-month period ended March 31, 2018, the Company issued warrants to purchase up to 860,000 shares of common stock at an exercise price of $0.01 per share to business, legal and scientific consultants; 400,000 of which were to expire in December 2022 and 460,000 of which expire in February 2021. Subsequent to issuance, 400,000 of these warrants were exercised for proceeds to the Company of $4,000.  We incurred stock compensation expense totaling $417,257 in connection with the issuance of these warrants as more fully explained in Note 6 – Share-based Compensation.

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

Research Agreement– In January 2016 the Company signed a Research Agreement with The Research Institute of the McGill University Health Centre in Canada for research activities on the Company’s potential products. The agreement covers a period of one year and requires the Company to pay a total of $130,000; $65,000 of which was paid upon execution of the agreement and $65,000. The Agreement was amended in March 2017 to extend the term for one year and required the payment of an additional $130,000 over that period. The Company paid these installment payments in July and October 2017 leaving no balance due.

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

6. Share-based Compensation

In March 2017, the Company issued 750,000 warrants to the Company’s officers to purchase shares of our common stock at $0.40 per share. Estimated fair values of warrants granted were determined using the Black-Scholes option pricing model with the following average assumptions:

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

Total share based compensation related to these warrants was $20,502 and $132,187 for the three months ended March 31, 2018 and 2017, respectively.

In February and March 2018 the Company issued warrants to purchase up to 860,000 shares of common stock at an exercise price of $0.01 per share to business, legal and scientific consultants; 400,000 of which were to expire in December 2022 and 460,000 of which expire in February 2021. Estimated fair values of warrants granted were determined using the Black-Scholes option pricing model with the following average assumptions:

Risk-free interest rate	1.98% – 2.02%
Expected term	1.0 years
Volatility	115%-137%
Dividend yield	-
Fair value	$ 0.26-$0.29

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

Total share based compensation related to these warrants was $417,257 for the three months ended March 31, 2018.

7. Subsequent Events:

In April 2018, the Company issued 25,000 shares of common stock upon the exercise of a common stock purchase warrant at an exercise price of $0.01 per share for total proceeds to the Company of $250.

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

At March 31, 2018 and December 31, 2017, the Company had cash of $57,989 and $20,191, respectively. It also had a working capital deficit of $399,694 and $292,377, respectively and an accumulated deficit of $2,051,785 and $1,403,928, respectively. Our losses have principally been operating expenses incurred in startup research and development costs, general and administrative, legal, and intellectual property expenses. We expect to continue to incur substantial costs for these activities over at least the next year. Management is taking action to ensure the Company will continue as a going concern for at least one year beyond the date of the issuance of the Company’s financial statements. From March 11, 2015 (Inception) through March 31, 2018, the Company has sold $691,502 in common stock. Common stock sales continue pursuant to the Company’s private placement offering. Additionally, the Company received approval for its Form S-1 Registration Statement with the Securities and Exchange Commission, through which it intends to offer for sale additional shares of its common stock.

If we are unable to obtain additional financing on a timely basis, we may have to curtail our development, and business activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately, we could be forced to discontinue our operations and liquidate. See "Liquidity and Capital Resources" below.

Results of Operations

Three months ended March 31, 2018 compared to three months ended March 31, 2018

The following table presents a summary of our statements of operations for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended
	March 31,
	2018	2017
Revenues	$ -	$ -
Operating Expenses	635,588	343,312
Loss from Operations	(635,688)	(343,312)
Other Expenses	(888)	(370)
Net Loss	$ (636,576)	$ (343,682)
Earnings per Common Share:
Basic and Diluted	$ (0.02)	$ (0.01)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	34,527,632	33,493,250

Revenues

The Company was incorporated on March 11, 2015 and has no revenues to-date and has no products ready for sale.

General and administrative

General and administrative expenses consist primarily of professional legal and accounting fees related to the preparation and filing of the Company’s Form S-1 registration statement and Form 10-Qs and Form 10-K, and compensation. Total general and administrative expenses increased by $421,957 the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The primary reason for the increase is the recording of share-based compensation of $437,759 in 2018 compared to $30,753 in 2017, and accrued Scientific Advisory Board fees of $105,000 in 2018 and none in 2017. We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the execution of our business plan.

The Company incurred $0 and $1,468, respectively, in intellectual property expenses for the three months ended March 31, 2018 and 2017 that are included as general and administrative expenses.

Research and development

Research and development costs are charged to operations in the period incurred. For three months ended March 31, 2018 and 2017, total research and development expenses were $10,000 and $139,581, respectively.

Interest expense

For the three months ended March 31, 2018 and 2017, the Company accrued interest expense of $888 and $370, respectively, for note payable related party totaling $60,000 during that period which was outstanding at March 31, 2018 and December 31, 2017.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	March 31, 2018	December 31, 2017

Cash	$ 57,989	$ 20,191

Working Capital Deficit	$ (387,194)	$ (292,377)

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

	For the three months ended March 31,
	2018	2017

Cash (used in) provided by:
Operating activities	$ (66,202)	$ (23,868)
Financing activities	$ 104,000	$ 54,000

Net Cash Used in Operating Activities

For the three months ended March 31, 2018 and 2017, we experienced negative cash flows from operating activities of $66,202 and $23,868, respectively. This is due primarily to a net loss of $636,576 and $343,682, respectively. The loss for the three months ended March 31, 2018 is reduced by share-based compensation of $437,759, accrued Scientific Advisory Board fees of $105,000, accrued salaries of $56,250 a decrease of prepaid expenses of $1,407 and accrued interest expense of $888, less a decrease in accounts payable of $30,930. For the three months ended March 31, 2017  the loss is reduced by an increase in accounts payable of $164,704, share based compensation of $132,187, accrued salaries of $18,750, contributed services of $5,000 and accrued interest of $370 less a change in prepaid expenses of $1,197. We anticipate that we will continue to use cash in operating activities in the near future.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 and 2017 totaled $104,000 and $54,000, respectively, as a result of common stock sales in both years and a warrant exercise in 2018. We continue to seek additional funding through our private placement and through a public offering.

For the three months ended March 31, 2018 the Company sold $100,000 in its private placement, issuing 250,000 shares of our common stock at $0.40 per share. There were also 400,000 shares issued for an exercise of warrants for proceeds of $4,000. For the three months ended March 31, 2017, the Company issued 135,000 shares of commons stock for total proceeds of $54,000 through its private placement memorandum.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management including our CEO and CFO, who act as our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective as of such date because due to the small size and limited financial resources, our chief financial officer, corporate secretary and chief executive officer are the only individuals involved in the accounting and financial reporting. As a result, the Company lacks sufficient accounting personnel to ensure the accurate and timely filing of its periodic reports. This limited segregation of duties represents a material weakness.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2018, the Company issued 25,000 shares of common stock upon the exercise of a common stock purchase warrant by an unaffiliated third party at an exercise price of $0.01 per share for total proceeds to the Company of $250.

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

IASO BioMed, Inc.
(Registrant)

Date: May 15, 2018	By:	/s/ Mr. Richard Schell
Mr. Richard Schell
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Mr. Duane Knight
Mr. Duane Knight
Chief Financial Officer
(Principal Accounting Officer)