Form 10-Q/A
period 2018-03-31
IASO BioMed, Inc.
filed 2018-11-19
CIK 1662907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, originally filed with the U.S. Securities and Exchange Commission on May 15, 2018, is being filed solely for the purpose of restating the March 31, 2018 Condensed Financial Statements to correct an error in accounting for certain warrants as explained more fully in Note 6 of the accompanying notes to condensed financial statements.

This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the original Form 10-Q, and does not modify, amend or update in any way the financial statements or any other item or disclosures for events occurring after the filing of the original Form 10-Q on May 15, 2018.

1

IASO BioMed, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IASO BIOMED, INC.

CONDENSED BALANCE SHEETS
MARCH 31, 2018 AND DECEMBER 31, 2017
(UNAUDITED)

	March 31,	December 31,
	2018	2017
CURRENT ASSETS:
Cash	$57,989	$20,191
Prepaid expenses	156	1,562

Total current assets	58,145	21,753

TOTAL ASSETS	$58,145	$21,753

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$33,498	$64,427
Note payable, related party	60,000	60,000
Accrued salaries	243,750	187,500
Accrued board fees	105,000	-
Accrued interest, related party	3,091	2,203

Total current liabilities	445,339	314,130

TOTAL LIABILITIES	445,339	314,130

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-

Common stock, $.0001 par value, 100,000,00 shares authorized; 34,902,632 and 34,252,632 shares issued and outstanding	3,490	3,425
Additional paid-in capital	1,569,489	1,108,126
Accumulated deficit	(1,960,173)	(1,403,928)

Total shareholders' deficit	(387,194)	(292,377)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$58,145	$21,753

IASO BIOMED, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE ENDED MARCH 31, 2018 AND 2017
(UNAUDITED)

	For the three months ended
	March 31,
	2018	2017
Revenues	$-	$-

Operating expenses:
General and administrative	545,357	203,731
Research and development	10,000	139,581
Total operating expenses	555,357	343,312

Loss From Operations	(555,357)	(343,312)

Other Expenses:
Interest expense, related party	888	370
Total other expenses	888	370

Net Loss	$(556,245)	$(343,682)

Earnings per Common Share:
Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average number of common Shares outstanding:
Basic and diluted	34,527,632	33,493,250

IASO BIOMED, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

THREE MONTHS ENDED MARCH 31, 2018

(UNAUDITED)

			ADDITIONAL
	COMMON STOCK		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

BALANCE, December 31, 2017	34,252,632	3,425	1,108,126	(1,403,928)	(292,377)
Sale of common stock	250,000	25	99,975	-	100,000
Warrant exercises	400,000	40	3,960	-	4,000
Share-based compensation	-	-	357,428	-	357,428
Net loss	-	-	-	(556,245)	(556,245)
BALANCE, March 31, 2018	34,902,632	$3,490	$1,569,489	$(1,960,173)	$(387,194)

IASO BIOMED, INC.

CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED)

	For the three months ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(556,245)	$(343,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	357,428	132,187
Contributed services	-	5,000
Changes in assets and liabilities:
Prepaid expenses	1,407	(1,197)
Accounts payable	(30,930)	164,704
Accrued salaries	56,250	18,750
Accrued board fees	105,000
Accrued interest, related party	888	370
Net cash used in operating activities	(66,202)	(23,868)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable, related party	-	-
Payments on notes payable, related party	-	-
Proceeds from sale of common stock	100,000	54,000
Proceeds from the exercise of warrants	4,000	-
Net cash provided by financing activities	104,000	54,000

Net Increase (Decrease) in Cash	37,798	30,132
Cash, beginning of period	20,191	13,191
Cash, end of period	$57,989	$43,323

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

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2. Going Concern:

At March 31, 2018 and December 31, 2017, the Company had cash of $57,989 and $20,191, respectively. It also had a working capital deficit of $387,194 and $292,377, respectively and an accumulated deficit of $1,960,173 and $1,403,928, respectively. This raises substantial doubt about the Company's ability to continue as a going concern. Management is taking action to ensure the Company will continue as a going concern for at least one year beyond the date of the issuance of the Company’s financial statements. From March 11, 2015 (Inception) through March 31, 2018, the Company has sold $664,342 in common stock. Common stock sales continue pursuant to the Company’s private placement offering. Additionally, the Company received approval for its Form S-1 Registration Statement with the Securities and Exchange Commission, through which it intends to offer for sale additional shares of its common stock. These fundraising efforts may not be successful. While there can be no assurances, management believes that these actions will enable the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

During the three-month period ended March 31, 2018, the Company issued warrants to purchase up to 860,000 shares of common stock at an exercise price of $0.01 per share to business, legal and scientific consultants; 400,000 of which were to expire in December 2022 and 460,000 of which expire in February 2021. Subsequent to issuance, 400,000 of these warrants were exercised for proceeds to the Company of $4,000.  We incurred stock compensation expense totaling $336,926 in connection with the issuance of these warrants as more fully explained in Note 6 – Share-based Compensation.

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

Risk-free interest rate	2.33 – 2.34%
Expected term	2.5 years
Volatility	182 – 217%
Dividend yield	-
Fair value	$0.39

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

Total share based compensation related to these warrants was $336,926 for the three months ended March 31, 2018.

Restatement – The Company has restated its March 31, 2018 condensed financial statements to correct an error in accounting for the share-based compensation expense of the 860,000 warrants issued during the three month period ended March 31, 2018 above.  As a result of this calculation error, the Company revised the originally reported expense of $417,257 to $336,926, a decrease of $80,331.

The following sets forth the effects of the restatement discussed above.  Amounts reflected “As Previously Reported” represent those amounts included in the Company’s initial quarterly report on Form 10-Q for the three months ended March 31, 2018, as filed on May 15, 2018.

Condensed Balance Sheet
March 31, 2018

	As Previously Reported	Adjustment	As Restated
Additional paid-in capital	$1,649,820	$80,331	$1,569,489
Accumulated deficit	$(2,040,504)	$80,331	$(1,960,173)

Condensed Statements of Operations
Three months ended March 31, 2018

	As Previously Reported	Adjustment	As Restated
General and administrative	$625,688	$80,331	$545,357
Total operating expenses	$635,688	$80,331	$555,357
Loss from operations	$(635,688)	$80,331	$(555,357)

Net Loss	$(636,576)	$80,331	$556,245

Condensed Statement of Stockholders’ Deficit
Three months ended March 31, 2018

	As Previously Reported	Adjustment	As Restated
Share-based compensation	$437,759	$80,331	$357,428
Additional paid-in capital	$1,649,820	$80,331	$1,569,489
Net Loss	$(636,576)	$80,331	$556,245
Accumulated deficit	$(2,040,504)	$80,331	$(1,960,173)

Condensed Statement of Cash Flows
Three months ended March 31, 2018

	As Previously Reported	Adjustment	As Restated
Net Loss	$(636,576)	$80,331	$556,245
Share-based compensation	$437,759	$80,331	$357,428

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

16

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

Results of Operations

Three months ended March 31, 2018 compared to three months ended March 31, 2018

The following table presents a summary of our statements of operations for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended
	March 31,
	2018	2017
Revenues	$-	$-
Operating Expenses	635,588	343,312
Loss from Operations	(635,688)	(343,312)
Other Expenses	(888)	(370)
Net Loss	$(636,576)	$(343,682)
Earnings per Common Share:
Basic and Diluted	$(0.02)	$(0.01)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	34,527,632	33,493,250

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

16

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

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	March 31, 2018	December 31, 2017

Cash	$57,989	$20,191

Working Capital Deficit	$(387,194)	$(292,377)

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

	For the three months ended March 31,
	2018	2017

Cash (used in) provided by:
Operating activities	$(66,202)	$(23,868)
Financing activities	$104,000	$54,000

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

16

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

IASO BioMed, Inc.
(Registrant)

Date: November 19, 2018	By:	/s/ Mr. Richard Schell
Mr. Richard Schell
Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2018	By:	/s/ Mr. Duane Knight
Mr. Duane Knight
Chief Financial Officer
(Principal Accounting Officer)