Form 10-Q/A
period 2018-06-30
IASO BioMed, Inc.
filed 2018-11-19
CIK 1662907

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, originally filed with the U.S. Securities and Exchange Commission on August 14, 2018, is being filed solely for the purpose of restating the June 30, 2018 Condensed Financial Statements to correct an error in accounting for certain warrants as explained more fully in Note 6 of the accompanying notes to condensed financial statements.

This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the original Form 10-Q, and does not modify, amend or update in any way the financial statements or any other item or disclosures for events occurring after the filing of the original Form 10-Q on August 14, 2018.

1

IASO BioMed, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IASO BIOMED, INC.

CONDENSED BALANCE SHEETS
JUNE 30, 2018 AND DECEMBER 31, 2017
(UNAUDITED)

	June 30,	December 31,
	2018	2017

CURRENT ASSETS:
Cash	$26,187	$20,191
Prepaid expenses	4,355	1,562

Total current assets	30,542	21,753

TOTAL ASSETS	$30,542	$21,753

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$129,188	$64,427
Note payable, related party	60,000	60,000
Accrued salaries	300,000	187,500
Accrued board fees	120,000	-
Accrued interest, related party	3,989	2,203

Total current liabilities	613,177	314,130

TOTAL LIABILITIES	613,177	314,130

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,00 shares authorized; 34,927,632 and 34,252,632 shares issued and outstanding	3,493	3,425
Additional paid-in capital	1,569,736	1,108,126
Accumulated deficit	(2,155,864)	(1,403,928)

Total shareholders' deficit	(582,635)	(292,377)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$30,542	$21,753

IASO BIOMED, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	119,793	121,921	665,150	325,652
Research and development	75,000	11,497	85,000	151,078
Total operating expenses	194,793	133,418	750,150	476,730

Loss From Operations	(194,793)	(133,418)	(750,150)	(476,730)

Other Expenses:
Interest expense, related party	898	374	1,786	744
Total other expenses	898	374	1,786	744

Net Loss	$(195,691)	$(133,792)	$(751,936)	$(477,474)

Earnings per Common Share:
Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of common Shares outstanding:
Basic and diluted	34,922,412	35,586,799	34,726,113	33,540,410

IASO BIOMED, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

SIX MONTHS ENDED JUNE 30, 2018

(UNAUDITED)

			ADDITIONAL
	COMMON STOCK		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

BALANCE, December 31, 2017	34,252,632	3,425	1,108,126	(1,403,928)	(292,377)
Sale of common stock	250,000	25	99,975	-	100,000
Warrant exercises	425,000	43	4,207	-	4,250
Share-based compensation	-	-	357,428	-	357,428
Net loss	-	-	-	(751,936)	(751,936)
BALANCE, June 30, 2018	34,927,632	$3,493	$1,569,736	$(2,155,864)	$(582,635)

IASO BIOMED, INC.

CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(UNAUDITED)

	For the six months ended June 30,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(751,936)	$(477,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	357,428	162,940
Contributed services	-	5,000
Changes in assets and liabilities:
Prepaid expenses	(2,792)	(2,983)
Accounts payable	64,760	162,108
Accrued salaries	112,500	75,000
Accrued board fees	120,000	-
Accrued interest, related party	1,786	744
Net cash used in operating activities	(98,254)	(74,665)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable, related party	-	-
Payments on notes payable, related party	-	-
Proceeds from sale of common stock	100,000	84,000
Proceeds from the exercise of warrants	4,250	-
Net cash provided by financing activities	104,250	84,000

Net Increase (Decrease) in Cash	5,996	9,335
Cash, beginning of period	20,191	13,191
Cash, end of period	$26,187	$22,526

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, note payable - officer	$-	$-

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

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2. Going Concern:

At June 30, 2018 and December 31, 2017, the Company had cash of $26,187 and $20,191, respectively. It also had a working capital deficit of $582,635 and $292,377, respectively and an accumulated deficit of $2,155,864 and $1,403,928, respectively. This raises substantial doubt about the Company's ability to continue as a going concern. Management is taking action to ensure the Company will continue as a going concern for at least one year beyond the date of the issuance of the Company’s financial statements. From March 11, 2015 (Inception) through June 30, 2018, the Company has sold $664,342 in common stock. Common stock sales continue pursuant to the Company’s private placement offering. Additionally, the Company received approval for its Form S-1 Registration Statement with the Securities and Exchange Commission, through which it intends to offer for sale additional shares of its common stock. These fundraising efforts may not be successful. While there can be no assurances, management believes that these actions will enable the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Risk-free interest rate	2.33-2.34%
Expected term	2.5 years
Volatility	182-217%
Dividend yield	—
Fair value	$0.39

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

Total share based compensation related to these warrants was $336,926 for the six months ended June 30, 2018.

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Restatement – The Company has restated its June 30, 2018 condensed financial statements to correct an error in accounting for the share-based compensation expense of the 860,000 warrants issued during the three and six month periods ended June 30, 2018 above.  As a result of this calculation error, the Company revised the originally reported expense of $417,257 to $336,926, a decrease of $80,331.

The following sets forth the effects of the restatement discussed above.  Amounts reflected “As Previously Reported” represent those amounts included in the Company’s initial quarterly report on Form 10-Q for the three and six months ended June 30, 2018, as filed on November 14, 2018.

Condensed Balance Sheet
June 30, 2018

	As Previously Reported	Adjustment	As Restated
Additional paid-in capital	$1,650,067	$80,331	$1,569,736
Accumulated deficit	$(2,236,195)	$80,331	$(2,155,864)

Condensed Statements of Operations
Six months ended June 30, 2018

	As Previously Reported	Adjustment	As Restated
General and administrative	$745,481	$80,331	$665,150
Total operating expenses	$830,481	$80,331	$750,150
Loss from operations	$(830,481)	$80,331	$(750,150)

Net Loss	$(832,267)	$80,331	$751,936

Condensed Statement of Stockholders’ Deficit
Six months ended June 30, 2018

	As Previously Reported	Adjustment	As Restated
Share-based compensation	$437,759	$80,331	$357,428
Additional paid-in capital	$1,650,067	$80,331	$1,569,736
Net Loss	$(832,267)	$80,331	$751,936
Accumulated deficit	$(2,236,195)	$80,331	$(2,155,864)

Condensed Statement of Cash Flows
Six months ended June 30, 2018

	As Previously Reported	Adjustment	As Restated
Net Loss	$(832,267)	$80,331	$751,936
Share-based compensation	$437,759	$80,331	$357,428

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Results of Operations

Six months ended June 30, 2018 compared to six months ended June 30, 2017

The following table presents a summary of our statements of operations for the six months ended June 30, 2018 and 2017.

	For the Six Months Ended
	June 30,
	2018	2017
Revenues	$-	$-
Operating Expenses	830,481	476,730
Loss from Operations	(830,481)	(476,730)
Other Expenses	(1,786)	(744)
Net Loss	$(832,267)	$(477,474)
Earnings per Common Share:
Basic and Diluted	$(0.01)	$(0.01)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	34,726,113	33,540,410

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

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	June 30, 2018	December 31, 2017

Cash	$26,187	$20,191

Working Capital Deficit	$(582,635)	$(292,377)

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

	For the six months ended June 30,
	2018	2017

Cash (used in) provided by:
Operating activities	$(98,245)	$(74,665)
Financing activities	$104,250	$84,000

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

Three months ended June 30, 2018 compared to three months ended June 30, 2017

The following table presents a summary of our statements of operations for the three months ended June 30, 2018 and 2017.

	For the Three Months Ended
	June 30,
	2018	2017
Revenues	$-	$-
Operating Expenses	194,793	133,418
Loss from Operations	(194,793)	(133,418)
Other Expenses	(898)	(374)
Net Loss	$(165,691)	$(133,792)
Earnings per Common Share:
Basic and Diluted	$(0.01)	$(0.01)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	34,922,412	35,586,799

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits filed as a part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index, which is incorporated by reference herein.

Exhibits:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith...

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith..

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

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