Form 10-Q
period 2018-09-30
IASO BioMed, Inc.
filed 2018-11-19
CIK 1662907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2018

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

As of November 1, 2018 there were 35,952,632 shares of common stock outstanding.

IASO BioMed, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IASO BIOMED, INC.

CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2018 AND DECEMBER 31, 2017
(UNAUDITED)

	September 30,	December 31,
	2018	2017

CURRENT ASSETS:
Cash	$ 177,692	$ 20,191
Prepaid expenses	2,903	1,562

Total current assets	180,595	21,753

TOTAL ASSETS	$ 180,595	$ 21,753

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 62,590	$ 64,427
Note payable, related party	60,000	60,000
Accrued salaries	346,250	187,500
Accrued board fees	125,000	-
Accrued interest, related party	4,896	2,203

Total current liabilities	598,736	314,130

TOTAL LIABILITIES	598,736	314,130

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,00 shares authorized;
35,952,632 and 34,252,632 shares issued and outstanding	3,595	3,425
Additional paid-in capital	1,932,010	1,108,126
Accumulated deficit	(2,353,746)	(1,403,928)

Total shareholders' deficit	(418,141)	(292,377)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 180,595	$ 21,753

IASO BIOMED, INC.

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative	186,975	113,788	852,125	439,440
Research and development	10,000	11,498	95,000	162,576
Total operating expenses	196,975	125,286	947,125	602,016

Loss From Operations	(196,975)	(125,286)	(947,125)	(602,016)

Other Expenses:
Interest expense, related party	907	377	2,693	1,121
Total other expenses	907	377	2,693	1,121

Net Loss	$ (197,882)	$ (125,663)	$ (949,818)	$ (603,137)

Earnings per Common Share:
Basic and diluted loss per share	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.02)

Weighted average number of common Shares outstanding:
Basic and diluted	35,358,882	34,164,116	34,794,024	33,716,070

IASO BIOMED, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2018
(UNAUDITED)

			ADDITIONAL
	COMMON STOCK		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

BALANCE, December 31, 2017	34,252,632	3,425	1,108,126	(1,403,928)	(292,377)
Sale of common stock	1,275,000	127	407,373	-	407,500
Warrant exercises	425,000	43	4,207	-	4,250
Share-based compensation	-	-	412,304	-	412,304
Net loss	-	-	-	(949,818)	(949,818)
BALANCE, September 30, 2018	35,952,632	$ 3,595	$ 1,932,010	$ (2,353,746)	$ (418,141)

IASO BIOMED, INC.

CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(UNAUDITED)

	For the nine months ended September 30,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$ (949,818)	$ (603,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	412,304	193,693
Contributed services	-	5,000
Changes in assets and liabilities:
Prepaid expenses	(1,340)	(1,576)
Accounts payable	(1,838)	80,808
Accrued salaries	158,750	131,250
Accrued board fees	125,000	-
Accrued interest, related party	2,693	1,118
Net cash used in operating activities	(254,249)	(192,844)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable, related party	-	18,000
Payments on notes payable, related party	-	(18,000)
Proceeds from sale of common stock	407,500	211,500
Proceeds from the exercise of warrants	4,250	2,500
Net cash provided by financing activities	411,750	214,000

Net Increase (Decrease) in Cash	157,501	21,156
Cash, beginning of period	20,191	13,191
Cash, end of period	$ 177,692	$ 34,347

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, note payable - officer	$ -	$ 3

 IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Nature of Operations and Summary of Significant Accounting Policies:

Nature of Operations – IASO BioMed, Inc. (“IASO” or the “Company”) is a developmental stage biotechnology company focusing on researching and developing drugs and diagnostic tests for products with a large commercial market potential as well as drugs that may qualify for orphan drug status. The Company is developing a unique, first in class drug for androgen replacement treatment that it believes will be a safer alternative to currently available testosterone replacement therapy by stimulating the body’s own production rather than using synthetic hormones and steroids. It is also developing a process, or method, which the Company believes will be the basis for developing an early stage blood or fluid test for Alzheimer’s disease. There is no assurance that these research and development activities will result in products that can be sold. The Company was incorporated as a C-corporation in the state of Colorado on March 11, 2015. It has its primary place of business in Denver, Colorado.

Basis of presentation - The interim unaudited financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as of and for the three and nine month periods ended September 30, 2018 and 2017. The December 31, 2017 Balance Sheet included herein was derived from the audited year-end financial statements of the Company. Certain information and footnote disclosures normally included in unaudited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim unaudited financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2017, notes and accounting policies thereto included in the Company’s Annual Report on Form 10-K.

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

Research and Development Costs – Research and development costs are charged to operations in the period incurred. For the nine months ended September 30, 2018 and 2017, the Company incurred $95,000 and $162,576 in research and development costs, respectively.

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

Earnings Per Share – Basic loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding, plus the impact of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants, plus the conversion of convertible notes, if any. There were 11,135,000 and 8,710,000, respectively, shares excluded as they were anti-dilutive at September 30, 2018 and 2017.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending September 30, 2019 and interim periods within that annual period. Early adoption is permitted. The Company does not expect ASU 2017-09 will have a significant impact on its financial statements upon adoption.

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2. Going Concern:

At September 30, 2018 and December 31, 2017, the Company had cash of $177,692 and $20,191, respectively. It also had a working capital deficit of $418,141 and $292,377, respectively and an accumulated deficit of $2,353,746 and $1,403,928, respectively. This raises substantial doubt about the Company's ability to continue as a going concern. Management is taking action to ensure the Company will continue as a going concern for at least one year beyond the date of the issuance of the Company’s financial statements. From March 11, 2015 (Inception) through September 30, 2018, the Company has sold $971,842 in common stock. Common stock sales continue pursuant to the Company’s private placement offering. Additionally, the Company received approval for its Form S-1 Registration Statement with the Securities and Exchange Commission, through which it may offer for sale additional shares of its common stock. These fundraising efforts may not be successful. While there can be no assurances, management believes that these actions will enable the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. Related Party Transactions:

Note Payable – In October 2016, the Company executed an unsecured note payable to Richard Schell, the Company’s Chief Executive officer, founder and stockholder for $25,000 bearing interest at 6% per annum, which remained outstanding at September 30, 2018 and December 31, 2017 with accrued interest payable of $2,819 and $1,697, respectively.

In October 2017, the Company executed an unsecured promissory note to Richard Schell for $35,000 bearing interest at 6% per annum, which remained outstanding at September 30, 2018 and December 31, 2017 with accrued interest payable of $2,077 and $506, respectively.

A total of $2,693 and $1,121 of interest expense was accrued during the nine-month periods ended September 30, 2018 and 2017, respectively.

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

The Company accrued $168,750 and $131,250 in salaries related to these agreements for the nine-month periods ended September 30, 2018 and 2017, respectively.  During the nine month period ended September 30, 2018, $10,000 was paid to these officers from fees accrued under these agreements.

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Contributed Services – The Company's CEO and CFO were not paid a salary during the period from March 11, 2015 (inception) through February 28, 2017. The Company recognized the value of their services as contributed services by recognizing $5,000 of compensation expenses in general and administration expenses in the statement of operations for the nine months ended September 30, 2017.

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

The Company accrued a total of $135,000 in fees related to these agreements for the nine-month period ended September 30, 2018, which includes $35,000 in fees and $100,000 in signing bonuses.  The company paid a total of $10,000 in accrued fees under these agreements during the nine month period ended September 30, 2018.

Services Agreement – Effective January 1, 2017, the Company pays the Company's Corporate Secretary's company $400 per month for reimbursement of certain administrative charges such as computer, internet, phone and similar items. The agreement is on a month-to-month basis and may be terminated at any time by either party. Total expense for the nine months ended September 30, 2018 and 2017 was $3,600.

4. Stockholders’ Equity:

The Company has the authority to issue 110,000,000 shares of $.0001 par value stock, of which 100,000,000 shares are common stock and 10,000,000 shares are preferred stock. As of September 30, 2018, and December 31, 2017 there were 35,952,632 and 34,252,632 common stock shares issued and outstanding.

For the nine-month period ended September 30, 2018, the Company sold a total of $407,500 through private placements as follows: 250,000 shares of our common stock at $0.40 per share that included warrants to purchase up to 250,000 shares of our common stock exercisable at $0.75 per share for a period of three years from issuance; and 1,025,000 shares of our common stock at $0.30 per share that included warrants to purchase up to 1,025,000 shares of our common stock exercisable at $0.05 per share for a period of three years from issuance.

During the nine-month period ended September 30, 2018, the Company issued warrants to purchase up to 860,000 shares of common stock at an exercise price of $0.01 per share to business, legal and scientific consultants; 400,000 of which were to expire in December 2022 and 460,000 of which expire in February 2021. Subsequent to issuance, 425,000 of these warrants were exercised for proceeds to the Company of $4,250.  We incurred stock compensation expense totaling $336,926 in connection with the issuance of these warrants as more fully explained in Note 6 – Share-based Compensation.

During the nine-month period ended September 30, 2018, the Company issued warrants to purchase up to 140,000 shares of common stock at an exercise price of $0.01 per share, and expire in September 2019, through execution of agreements with new members of our Scientific Advisory Board.  We incurred stock compensation expense totaling $54,876 in connection with the issuance of these warrants as more fully explained in Note 6 – Share-based Compensation.

5. Commitments and Contingencies:

Royalties – In January 2016, the Company signed a license agreement with The Royal Institution for the Advancement of Learning/McGill University in Canada on the Company’s potential products. This agreement requires, for each of the Company’s potential products, a 3% payment of annual net revenues, with a minimum royalty of CAD $5,000 each, per year starting on the date of commercialization of the first product developed using the intellectual property covered by the license agreement. The Company must pay milestone payments for the androgen replacement treatment as follows:

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

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Research Agreement– In January 2016 the Company signed a Research Agreement with The Research Institute of the McGill University Health Centre (RIMUHC) in Canada for research activities on the Company’s potential products. The agreement covers a period of one year and required the Company to pay a total of $130,000. The Agreement was amended in March 2017 to extend the term for one year and required the payment of an additional $130,000 over that period. The Company paid these installment payments in July and October 2017 leaving no balance due. The Company agreed in June 2018 to an additional payment of $65,000 to continue research and development activities at RIMUHC, but has not yet extended or amended the prior agreement.  This amount was paid in August 2018.

Scientific Advisory Board – In September 2018 we executed agreements with four new members of our Scientific Advisory Board (“SAB”) through which each new member received a warrant to purchase up to 35,000 shares of our common stock at an exercise price of $0.01 per share for a period of one year.  In addition, each new SAB member will be paid an annual fee of $25,000, paid quarterly, commencing with the first scheduled SAB meeting in November 2018.  These agreements may be renewed annually, under the same terms and conditions, should each member’s appointment to the SAB be continued.  We incurred stock compensation cost of $54,876 in connection with the issuance of these warrants as explained more fully in Note 6. Share-based Compensation below.

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

Total share-based compensation related to these warrants was $20,502 and $162,940 for the nine months ended September 30, 2018 and 2017, respectively.

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

Risk-free interest rate	2.33 – 2.34%
Expected term	2.5 years
Volatility	182-217%
Dividend yield	-
Fair value	$ 0.39

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Total share-based compensation related to these warrants was $336,926 for the nine months ended September 30, 2018.

In September 2018 the Company issued warrants to purchase up to 140,000 shares of common stock at an exercise price of $0.01 per share to new members of our Scientific Advisory that expire in September 2019. Estimated fair values of warrants granted were determined using the Black-Scholes option pricing model with the following average assumptions:

Risk-free interest rate	2.49 – 2.57%
Expected term	1.0 years
Volatility	222%
Dividend yield	-
Fair value	$ 0.39

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

Total share-based compensation related to these warrants was $54,876 for the nine months ended September 30, 2018.

7. Subsequent Events:

In October 2018 we executed a business consulting agreement with a new member of our Scientific Advisory Board through which we issued an immediately exercisable warrant to purchase up to 100,000 shares of our common stock at an exercise price of $0.01 per share for a period of five years from issuance.  This agreement has a term of three years and may be terminated by either party with thirty days written notice.  In addition, the consultant may earn additional warrants during the term of the agreement for the exercise of up to 750,000 additional shares, with similar exercise terms, based on certain scientific milestones for the Company’s androgen replacement treatment.  We anticipate there will be stock based compensation expense related to this issuance to be booked in the three month period ending December 31, 2018.

On November 1, 2018, our Board of Directors (the “Board”) approved the adoption of the 2018 Stock Omnibus Plan (the “Plan”).  The purpose of the Plan is to assist the Company in attracting and retaining selected individuals to serve as employees, directors, consultants and/or advisors who are expected to contribute to the Company’s success and to achieve long-term objectives that will benefit stockholders of the Company through the additional incentives inherent in the Awards thereunder.  The Plan allows the Board of Directors, and its Compensation Committee (“Committee”) if formed, to Award up to 4,500,000 shares of the Registrant’s $0.0001 par value common stock through the issuance of Stock Options, Stock Appreciation Rights, Restricted Stock Grants, Performance Awards, and eligible Other Share-Based Awards.  These Awards will occur from time-to-time, at the discretion of the Board or Committee on dates and in amounts to be determined, to any employee, director or consultant pursuant to the terms of the Plan.  The Plan will not be effective, and no Awards can be issued, until approved by the Company’s stockholders.

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Also on November 1, 2018, the Registrant’s Board approved the issuance of warrants to purchase shares of the Corporation’s common stock to two if its executive officers.  Mr. Duane C. Knight, Chief Financial Officer of the Registrant, received a warrant to purchase up to 950,000 shares of common stock exercisable for period of three months at an exercise price of $0.001 per share.  Mr. Thomas B. Olson, Corporate Secretary of the Registrant, received a warrant to purchase up to 211,112 shares of common stock exercisable for period of three months at an exercise price of $0.001 per share.  These warrants were not issued pursuant to the 2018 Stock Omnibus Plan.

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

IASO BioMed®, Inc. (IASO or the "Company") is a developmental stage biotechnology company focusing on researching and developing drugs and diagnostic tests for products with a large commercial market potential as well and/or and drugs that may qualify for orphan drug status. The Company is developing a drug for androgen replacement treatment that it believes will be a safer alternative to currently available testosterone replacement therapy by stimulating the body's own testosterone production rather than using synthetic hormones and steroids, and developing an out of body test to identify Alzheimer's disease. IASO is also developing a process, or method, which the Company believes will be the basis for developing an early stage blood or fluid test for Alzheimer's disease. The Company was incorporated as a C-corporation in the state of Colorado on March 11, 2015. It has its primary place of business in Denver, Colorado.

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

At September 30, 2018 and December 31, 2017, the Company had cash of $177,692 and $20,191, respectively. It also had a working capital deficit of $418,141 and $292,377, respectively and an accumulated deficit of $2,353,746 and $1,403,928, respectively. Our losses have principally been operating expenses incurred in startup research and development costs, general and administrative, legal, and intellectual property expenses. We expect to continue to incur substantial costs for these activities over at least the next year. Management is taking action to ensure the Company will continue as a going concern for at least one year beyond the date of the issuance of the Company’s financial statements. From March 11, 2015 (Inception) through September 30, 2018, the Company has sold $971,842 in common stock. Common stock sales continue pursuant to the Company’s private placement offering. Additionally, the Company received approval for its Form S-1 Registration Statement with the Securities and Exchange Commission, through which it may offer for sale additional shares of its common stock.

If we are unable to obtain additional financing on a timely basis, we may have to curtail our development, and business activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately, we could be forced to discontinue our operations and liquidate. See "Liquidity and Capital Resources" below.

Results of Operations

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

The following table presents a summary of our statements of operations for the nine months ended September 30, 2018 and 2017.

	For the Nine Months Ended
	September 30,
	2018	2017
Revenues	$ -	$ -
Operating Expenses	947,125	602,016
Loss from Operations	(947,125)	(602,016)
Other Expenses	(2,693)	(1,121)
Net Loss	$ (949,818)	$ (603,137)
Earnings per Common Share:
Basic and Diluted	$ (0.03)	$ (0.02)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	34,794,024	33,716,070

Revenues

The Company was incorporated on March 11, 2015 and has no revenues to-date and has no products ready for sale.

General and administrative

General and administrative expenses consist primarily of professional legal and accounting fees related to the preparation and filing of the Company’s Form S-1 registration statement and Form 10-Qs and Form 10-K, and compensation. Total general and administrative expenses increased by $412,685 the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The primary reason for the increase is the recording of share-based compensation of $412,304 in 2018 compared to $193,693 in 2017, and Scientific Advisory Board fees of $135,000 in 2018 and none in 2017. We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the execution of our business plan.

The Company incurred $10,804 and $9,846, respectively, in intellectual property expenses for the nine months ended September 30, 2018 and 2017 that are included as general and administrative expenses.

Research and development

Research and development costs are charged to operations in the period incurred. For nine months ended September 30, 2018 and 2017, total research and development expenses were $95,000 and $162,576, respectively.

Interest expense

For the nine months ended September 30, 2018 and 2017, the Company accrued interest expense of $2,693 and $1,121, respectively, for note payable related party totaling $60,000 during that period which was outstanding at September 30, 2018 and December 31, 2017.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	September 30, 2018	December 31, 2017

Cash	$ 177,692	$ 20,191

Working Capital Deficit	$ (418,141)	$ (292,377)

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

	For the nine months ended September 30,
	2018	2017

Cash (used in) provided by:
Operating activities	$ (254,249)	$ (192,844)
Financing activities	$ 411,750	$ 214,000

Net Cash Used in Operating Activities

For the nine months ended September 30, 2018 and 2017, we experienced negative cash flows from operating activities of $254,249 and $192,844, respectively. This is due primarily to a net loss of $949,818 and $603,137, respectively. The loss for the nine months ended September 30, 2018 is reduced by share-based compensation of $412,304, accrued Scientific Advisory Board fees of $125,000, accrued salaries of $158,750, a decrease in accounts payable of $1,838 and accrued interest expense of $2,693, less a decrease in increase of prepaid expenses of $1,340. For the nine months ended September 30, 2017 the loss is reduced by share-based compensation of $193,693, an increase in accounts payable of $80,808, accrued salaries of $131,250, non-cash contributed services of $5,000, less a change in prepaid expenses of $1,576. We anticipate that we will continue to use cash in operating activities in the near future.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 and 2017 totaled $411,750 and $214,000, respectively, as a result of common stock sales in both years and warrant exercises in 2018. We continue to seek additional funding through our private placement and through a public offering.

For the nine months ended September 30, 2018 the Company sold $417,500 in private placements, issuing 1,275,000 shares of our common stock at an average price of $0.32 per share. There were also 425,000 shares issued for an exercise of warrants for proceeds of $4,250. For the nine months ended September 30, 2017, the Company issued 525,000 shares of commons stock for total proceeds of $211,500 through placements of common stock as well as issued 250,000 common shares through warrant exercises for proceeds totaling $2,500.

Three months ended September 30, 2018 compared to three months ended September 30, 2017

The following table presents a summary of our statements of operations for the three months ended September 30, 2018 and 2017.

	For the Three Months Ended
	September 30,
	2018	2017
Revenues	$ -	$ -
Operating Expenses	196,975	125,286
Loss from Operations	(196,975)	(125,286)
Other Expenses	(907)	(377)
Net Loss	$ (197,882)	$ (125,663)
Earnings per Common Share:
Basic and Diluted	$ (0.01)	$ (0.00)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	35,358,882	34,164,116

Revenues

The Company was incorporated on March 11, 2015 and has no revenues to-date and has no products ready for sale.

General and administrative

General and administrative expenses consist primarily of professional legal and accounting fees related to the preparation and filing of the Company’s Form S-1 registration statement and Form 10-Qs and Form 10-K, and compensation. Total general and administrative expenses increased $73,187 for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to $54,876 in stock compensation cost from the issuance of warrants in 2018. We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the execution of our business plan.

The Company incurred $8,548 and $1,315, respectively, in intellectual property expenses for the three months ended September 30, 2018 and 2017 that are included as general and administrative expenses.

Research and development

Research and development costs are charged to operations in the period incurred. For three months ended September 30, 2018 and 2017, total research and development expenses were $10,000 and $11,498, respectively.

Interest expense

For the three months ended September 30, 2018 and 2017, the Company accrued interest expense of $907 and $377, respectively, for note payable related party totaling $60,000 during that period which was outstanding at September 30, 2018 and December 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management including our CEO and CFO, who act as our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective as of such date because due to the small size and limited financial resources, our chief financial officer, corporate secretary and chief executive officer are the only individuals involved in the accounting and financial reporting. As a result, the Company lacks sufficient accounting personnel to ensure the accurate and timely filing of its periodic reports. This limited segregation of duties represents a material weakness.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2018, the Company issued 125,000 shares of our $0.0001 par value common stock at $0.30 per share for total proceeds to the Company of $37,500 that included warrants to purchase up to 125,000 shares of our common stock exercisable at $0.05 per share for a period of three years from issuance.

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