Form 10-K
period 2018-12-31
IASO BioMed, Inc.
filed 2019-04-24
CIK 1662907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

(720) 389-0650
Issuer’s telephone number, including area code

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
Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

The aggregate market value of the voting common equity held by non-affiliates of the issuer as of June 30, 2018 was $0.

The Registrant had 37,248,744 shares of common stock outstanding as of April 19, 2019.

Documents incorporated by reference: None

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

PART I

ITEM 1. BUSINESS

General

We are a developmental stage biotechnology company focusing on researching and developing drugs and diagnostic tests for products with a large commercial market potential as well as drugs which may qualify to treat rare diseases. We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and will therefore be subject to reduced public company reporting requirements.

We are developing a peptide as a testosterone replacement therapy by stimulating the body’s own production of testosterone rather than using synthetic steroid hormones. We believe that our peptide may be a safer alternative – to be proven after clinical studies - to currently available interventions for restoring testosterone levels in males. A second program of the company is a test for dementia which we believe will be the basis for developing an early stage blood or fluid test for Alzheimer’s disease and other similar conditions. Based on the advice of our Scientific Advisory Board (SAB) and a meeting held on November 7, 2018, management has decided to focus the R&D efforts of the company on the peptide development whereas the dementia test remains an asset of the company which we will be seeking to out-license to a 3rd party for further development and commercialization.

A major part of our research and development activities was contracted out to the Research Institute of the McGill University Health Centre in Montreal Canada. The research team was led by Dr. Vassilios Papadopoulos, one of our founders and directors, who specializes in the biochemistry of steroids and their impact on human disease and use as biomarkers for detection of disease and who also serves as Chairman of our SAB. His research provides the foundation for our initial technologies and products. Dr Papadopoulos is currently the Dean of School of Pharmacy at USC.

Our core peptide program, as described below, is “first in class”* and unique. If we are able to successfully execute our pre-clinical trial and first in human trial our business plan is to attract pharmaceutical companies and/ or biotechnology companies for potential alliances, joint ventures, licensing or partnering in order to monetize the unique benefits of IAS- 167A and share the costs of late clinical trial development.

*Drugs with a new and unique mechanism for treating a medical condition

Testosterone Replacement Program – IAS-167A

In May 2015, the FDA issued a cautionary notice 1 regarding the use of existing testosterone replacement products to treat low testosterone in aging men due to the possible increased risk of heart attack and stroke. We are developing a drug to replace current treatments for low testosterone, which we believe will not cause dangerous side effects.

Our lead testosterone replacement therapy candidate under development, IAS-167A, is a peptide compound that we have identified and patented and which is designed to use the body’s own regulatory mechanisms to produce normal levels of testosterone in men with low testosterone levels, a condition known as hypogonadism. IAS-167A is a first in class compound with a novel molecular target, eliminating the need for administering testosterone externally, by allowing the body’s own regulatory machinery to normalize production of testosterone by the testes.

IAS-167A is novel new chemical entity in a highly competitive field which management estimates represents a minimum $3 billion 2 3 market opportunity.

1 FDA Drug Safety Communication: FDA Cautions About Using Testosterone Products For Low Testosterone Due To Aging; Requires Labeling Change To Inform Of Possible Increased Risk Of Heart Attack And Stroke With Use, 3.3.2015 http://www.fda.gov/Drugs/DrugSafety/ucm436259.htm updating FDA Drug Safety Communication: FDA Evaluating Risk of Stroke, Heart Attack, and Death with FDA- Approved Testosterone Products issued on January 31, 2014. Investigating the risk of stroke, heart attack, and death in men taking FDA-approved testosterone products. http://www.fda.gov/Drugs/DrugSafety/ucm383904.htm

2 Aging Male Population& the Ensuing Increase in Prevalence of Hypogonadism to Drive Demand for Testosterone Replacement Therapy, https://www.strategyr.com/MarketResearch/Testosterone_Replacement_Therapy_TRT_Market_Trends.asp, issued October 3, 2018

3 Shayne, R., Hidden Dangers of Testosterone Replacement Therapy You Should Know About, https://www.cnbc.com/amp/2018/10/03/the-hidden-dangers-of-testosterone-replacement-therapy-can-be-deadly.html, issued February 2018.

Our animal data indicates that the administration of the IASO peptide either by injection or orally in hypogonadal rats elevates testosterone levels and with no apparent adverse effects in the IASO peptide treated animals. The table below describes expected attributes we believe are possible after further conducting pre-clinical and clinical trials of IAS-167A. Since we are still at an early stage of pre-clinical testing it is too early to assess the probability of achieving these results which can only be more accurately determined after human clinical trials.

Potential Benefits of IAS-167(to be proven) vs. Existing Testosterone Replacement Therapy

EFFECTS OF EXISTING TESTOSTERONE REPLACEMENT THERAPY (TRT)	IASO's SOLUTION (to be proven through clinical trials)
Mechanism of Action	Majority of existing products are "me too" testosterone (T) analogues, (TRT)	First in Class compound, Not T Replacement (TRT), but Induction of Recovery
Intervention	Exogenous T administration of pharmacological doses of T-resulting in large supra -physiological amounts of circulating T throughout the body	NO exogenous T; body makes its own natural T through biological activation of the natural steroidogenesis mechanism in the testis
Dosing	Injectable, topical or oral; inconsistent inter-day / intra-day performance	Formulation to be finalized for oral administration
Prostate	Risk for enlargement	Expected to have neutral effect
Testes	Impaired spermatogenesis/infertility; inappropriate for men who wish to father children	Expected to have no effect
Cardiovascular etc.	FDA has ordered testosterone drug makers to add heart attack and stroke risk warnings to labels	No cardiac, hepatic or drug related adverse effects expected
Risk Of Contamination	FDA warning about secondary exposure to topical testosterone gels (AndroGel, Testim) in children	None expected
Abuse Potential	Risk of abuse	None expected

Research Status and Plans

IAS-167A represents, to our knowledge, the first report of induction of testicular testosterone production using non-hormonal agents. Our initial studies produced proof-of-principle data supporting a novel approach to stimulating testosterone formation in males with primary, secondary and acquired hypogonadism that increase both serum and intra-testicular testosterone levels without a suppressive effect on gonadotropins.

We have conducted animal studies using laboratory rats. Treatment with IAS-167A (1st generation peptide) and newer versions of the peptide (2nd generation) resulted in the recovery of both intra-testicular testosterone production and circulating testosterone levels in both normal rats and rats rendered hypogonadal.

Our proof of concept experiments so far have demonstrated that:

●	The identified lead peptide IAS-167A rescued intra-testicular and serum testosterone formation in testes cultures ex vivo of adult male rats; these rats were induced in a hypogonadism state by treating them with GnRH antagonist (Cetrorelix) which suppressed LH and testosterone production.
●	Normal rats treated with the IAS-167A by subcutaneous injections of the peptide resulted in increased serum testosterone levels.
●	Rats treated with shorter versions of the IAS-167A peptide have also resulted in increased serum testosterone levels in a time and dose-effect manner.
●	New versions of the shorter versions of the IAS-167A peptide have also been shown to be active orally and have resulted in increasing serum testosterone levels in a time and dose-effect manner.
●	Oral administration of our 2nd generation peptides resulted in > 3X mean testosterone recovery
●	after 2 hours post treatment
●	We have identified several “first in class” lead product candidates and a clinical candidate peptide has been selected for pivotal animal studies and if successful and allowance by regulatory agencies to transition to First in Man clinical trials.

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

The Basic Science Behind IAS-167A

On a fundamental level testosterone production is regulated by the hypothalamus. When the hypothalamus determines that the body’s testosterone levels are low, it releases a hormone called a gonadotropin-releasing hormone. The gonadotropin-releasing hormone sends a message to the pituitary gland which produces follicle-stimulating hormone (FSH) and luteinizing hormone (LH) which travel through the bloodstream to the testes. FSH stimulated sperm production and LH stimulates the Leydig cells in the testicles to create more testosterone by converting cholesterol into a series of steroid intermediates and, ultimately, into testosterone. The biological process of creating steroids, including testosterone, is called steroidogenesis and begins in the mitochondria organelles of the Leydig cells.

Within mitochondria, cholesterol is converted to pregnenolone by an enzyme in the inner membrane called CYP11A1. Pregnenolone is the immediate precursor for the synthesis of all of the steroid hormones. Cholesterol import into mitochondria is mediated by a hormone- induced multiprotein complex called the transduceosome, which is composed of cytosolic and outer mitochondrial membrane proteins that control the rate of cholesterol entry into the mitochondria. These proteins interact to produce testosterone. One of these proteins, 14-3-3ε, binds to VDAC1 protein in mitochondria acting as an inhibitor to the production of testosterone. It is the mechanism by which the body tells the Leydig cells that enough testosterone has been produced. We have discovered a compound (IAS- 167A) that blocks the interaction of 14-3-3ε with VDAC1, relieving the inhibition induced by the 14-3-3ε - VDAC1 interaction, and thus resulting in increased testosterone production as shown in pre-clinical tests in animal (rat) models of hypogonadism (stage 1, 2, 3 shown in the graphics below).

Stage 1 - Mitochondrial function for steroid production inside the Leydig cells of the testis

The mitochondrion (singular) organelle is where steroidal genesis begins.

The mitochondria (plural) organelles are located inside the Leydig cell. The Leydig cell, site of testosterone synthesis in the male, is located inside the testis.

Cholesterol used for steroid productions could be either manufactured de novo by the Leydig cells of provided by the diet and body (via HDL or LDL). For steroid formation to begin cholesterol must pass through the outer mitochondrial membrane in order to be converted into pregnenolone in the mitochondria. Pregnenolone is then released from mitochondria into the endoplasmic reticulum to be transformed into testosterone.

The VDAC1 and cholesterol-binding TSPO proteins in the outer mitochondrial membrane are the gatekeepers that control the passage of cholesterol into the mitochondria.

Stage 2 – Cholesterol import into mitochondria is under tight control

An adaptor protein called 14-3-3ε, is naturally present in high levels in the testis and in Leydig cells and it’s purpose is to maintain the balance of the endocrine (hormone) system so that testosterone is not formed in excess. To achieve that 14-3-3ε binds to the VDAC1 on the surface of the mitochondrial membrane. This binding limits the amount of cholesterol moving into mitochondria for conversion to pregnenolone that will give rise to testosterone. Thus, a controlled amount of pregnenolone and thus testosterone are formed by the Leydig cells of the testis.

Because 14-3-3ε binding to VDAC1 controls the passage of cholesterol through the mitochondrial membrane and thus the conversion of cholesterol to pregnenolone and formation of testosterone we hypothesized that if we blocked the 14-3-3-VDAC1 interaction we may be able to induce testosterone formation. If successful, this would allow us to recover the ability of Leydig cells to make testosterone in hypogonadal men.

Stage 3 – Mitochondrial function for steroid production is restored

IASO’s propriety, novel and first in class small peptide was designed to bind to the VDAC1 outer mitochondrial membrane protein so that it blocks its interaction with the 14-3-3ε protein adaptor.

This action allows cholesterol to enter into mitochondria and be converted into pregnenolone. Pregnenolone is then released by the mitochondria to the endoplasmic reticulum of the Leydig cell to be metabolized to testosterone.

Our future studies are expected to validate our proof-of-principle data to support the IAS-167A novel approach to recovering testosterone formation in males with primary, secondary and acquired hypogonadism that should increase both intra-testicular and serum testosterone levels without a suppressive effect on gonadotropins and without the side-effects cited for exogenous testosterone administration. If proven successful and safe, the potential impact of the use of the proposed approach to testosterone elevation could be a paradigm shifting for the clinical treatment of hypogonadism both in aging and in young infertile men.

Background

Testosterone levels in men physiologically decrease at a rate of 0.4 to 2% per year starting at age 30. The hypothalamic-pituitary-gonadal (HPG) axis regulates these testosterone levels via a series of feedback loops. Briefly, testosterone is produced in the testes by Leydig cells in response to luteinizing hormone (LH), which is released by the gonadotrophic cells of the anterior pituitary. The release of LH, which is pulsatile and follows a circadian rhythm, is controlled by the hypothalamic release of gonadotropin-releasing hormone (GnRH).

Low testosterone, or “Hypogonadism,” is a condition in males in which the body does not produce enough testosterone. In men, testosterone is thought to regulate sex drive (libido), bone mass, fat distribution, muscle mass and strength, and the production of red blood cells and sperm. A small amount of circulating testosterone is converted to estradiol, a form of estrogen. As men age, they often make less testosterone, and so they produce less estradiol as well.

Testosterone Production
Is Vital for Human Health and Well Being

Virilisation
Fertility
Muscle mass
Bone Density
BMI
Well-being

IASO BioMed

2

The decrease of testosterone levels is often accompanied by erectile dysfunction, decreased muscle mass, gynecomastia, and osteoporosis, as well as, physiological symptoms like fatigue, mental fogginess, and decreased libido. Furthermore, it has been proposed that hypogonadism may predispose men to obesity, insulin resistance, hypertension, and abnormal lipid profile.4 5 The World Health Organization, or WHO, has ranked androgen (testosterone) 18 on the essential medicine list for priority diseases (WHO Model List of Essential Medicines 19th List, April 2015).

Primary hypogonadism occurs when Leydig cell androgen production is insufficient. However, in most of the cases (85%), hypogonadism is secondary, where GnRH or LH signaling is inadequate to maintain testosterone levels. There is also a subgroup of males with a mix of central (hypothalamic and/or pituitary) and gonadal deficiency known as late-onset hypogonadism. This group is characterized by decreased testosterone levels, where the symptoms of aging overlap with those of hypogonadism, leading to confusion in their therapeutic options. Other forms of hypogonadism include compensated hypogonadism, where LH levels are increased to maintain testosterone levels in the low-normal range, and which most often evolves into primary hypogonadism. Additionally, testosterone levels can decrease during trauma and may be a biomarker for surgical prognosis.

4 Miner MM, Sadovsky R. Evolving issues in male hypogonadism: evaluation, management, and related comorbidities. Cleve Clinic Journal of Med. 2007;74 Suppl 3:S38 S46

5 (http://www.nih.gov/news-events/nih-research-matters/understanding-how-testosterone-affects-men)

Hypogonadism: What is it?

IASO BioMed is addressing **Primary Hypogonadism**
which occurs when the testis are not functioning properly to produce testosterone.

Hypogonadism	Occurs when the body's sex glands produce little or no hormones (low testosterone). In men, these glands (gonads) are the testes.
Two Types	**Many Causes**
Primary Hypogonadism The testes themselves do not function properly.	• Certain autoimmune disorders • Genetic and developmental disorders • Infection, Liver and kidney disease, Surgery, Trauma
Secondary Hypogonadism The centers in the brain that control gonads (hypothalamus and pituitary) do not function properly.	• Anorexia nervosa • Taking medicines, such as glucocorticoids and opiates • Genetics, such as Kallmann syndrome • Stopping anabolic steroids • Infections, Nutritional deficiencies, Iron excess, Radiation, Surgery, Trauma, Tumors

IASO BioMed

The Problem: Male Hypogonadism

Low Testosterone
Cardiovascular diseases
Osteoporosis
Aging-associated diseases
Reduced sexual function
Decreased energy
Mood changes
Depression
Obesity
Infertility

A progressive decline in testosterone (or andropause) begins at age 40; this is mainly due in part to an age-related reduction in testicular steroidogenesis (primary hypogonadism).

Low T levels are linked to several chronic and life-threatening diseases.

3

Testosterone replacement therapy (TRT) is currently the only approved therapy to treat hypogonadism and uses synthetic testosterone analogs to improve the symptoms of patients. Testosterone replacement can induce and maintain secondary sex characteristics, improve bone mineral density, sexual function, sense of well-being, and muscle mass and strength. The Endocrine Society recommends replacement therapy for symptomatic men with androgen deficiency. The goal of testosterone replacement is to achieve testosterone concentrations in the eugonadal range in order to treat the symptoms and prevent the complications of the deficiency. Side effects of TRT include polycythemia, gynecomastia, and infertility. Other side effects, like cross-contamination in patients using gels and rashes in those using patches, are associated with the route of administration. There are also concerns about suppression of reproduction and abuse. Moreover, cardiovascular concerns were raised in retrospective and prospective studies. However, some studies showed no effects or even cardiovascular improvements.

It would be highly desirable to be provided with therapeutic agents, preferably suitable for oral dosage, for the treatment or the alleviation of symptoms associated with hypogonadism.

T-replacement therapy (TRT) is used clinically to restore T levels

Advantages
Disadvantages
Testosterone therapy
Infertility
LH suppression
Prostate cancer
Fluctuating T levels
Lower haematocrit
Skin irritation
↑Myocardial perfusion
↓Arterial stiffness
↑Muscle mass/strength
↓Body fat
↑Erections
Intercourse
Sexual satisfaction

IASO BioMed

Our goal, although not our initial focus, is to build additional value in our novel peptide technology by seeking orphan drug designations for IAS-167A family of peptides, and by continuing work to advance this promising product candidate toward pre-clinical testing in multiple therapeutic areas. For example, we will investigate either in our own research or in alliance and/or in collaboration with third parties if our IAS-167A peptide can be used in restoring testosterone levels for rare disorders such as Klinefelter’s syndrome (KS) and congenital hypogonadotropic hypogonadism. KS describes a group of chromosomal disorder in which there is at least one extra X chromosome to a normal male karyotype, with prevalence of one in 500 males (47,XXY) characterized by hypogonadism and infertility. This is not so uncommon (1:1000 live male births but most of the time they are missed until puberty where hypogonadism becomes obvious) TRT has been used as a treatment. Congenital hypogonadotropic hypogonadism (CHH) is a rare disorder of sexual maturation characterized by gonadotropin deficiency with low sex steroid levels associated with low levels of follicle stimulating hormone (FSH) and luteinizing hormone (LH). STAR inactivating mutations: linked to adrenal hyperplasia but they also affect the testis Prader-Willi syndrome: secondary hypogonadism (low gonadotropin and low testosterone levels but not necessarily linked) hypogonadism and infertility are part of a complicated phenotype due to deletion of part of chromosome 15. TRT is used for therapy.

Additional areas of investigation of the effect of IAS-167A peptide are - cachexia in cancer patients, Chemotherapy-induced testicular failure, HIV patients and opioid users where TRT has been used as a treatment.

However, the use of testosterone to treat low testosterone by using current testosterone replacement therapy has potentially damaging side effects. In May 2015, the FDA cautioned using testosterone products for low testosterone due to aging due to possible increased risk of heart attack and stroke and now requires appropriate labeling in all such products.6 A recent publication demonstrated increased risk of adverse cardiovascular outcomes associated with testosterone replacement in a cohort of 8709 men in the VA health care system who underwent coronary angiography and had low serum testosterone levels. Further reports showed increased risks of myocardial infarction following testosterone prescription in men.7 Another factor to consider with regard to safety of testosterone replacement therapy is the potential for testosterone replacement therapy to elevate estrogens, specifically estradiol. During testosterone replacement, estradiol may increase and, in some cases, exceed the upper limit of normal, which may contribute to the development of nipple or breast tenderness or gynecomastia.8

Reduced serum testosterone is common among (i) sub fertile and infertile young men, including most men diagnosed with idiopathic infertility (primary and secondary hypogonadism); (ii) aging men, because testosterone levels decline after age 40; and are low in the majority of men older than 60 (mainly primary but occasionally secondary hypogonadism); (iii) men with orchitis, and following trauma (injury to genitalia, spinal cord injury), torsion, surgery, chemotherapy, irradiation; and in response to some medications (acquired hypogonadism). The degradation of quality of life is readily apparent in low testosterone situations.

Research Facilities

Certain aspects of our development program were outsourced under research agreements to the world-class laboratory facilities at the Research Institute of the McGill University Heath Centre (RIMUHC) in Montreal, Canada and in the future in other contract research facilities as deemed appropriate. By outsourcing our research activities to academic research laboratory facilities and contract research organizations (CROs) we have access to specialized and world class research resources in order to expedite our research without requiring lab space and a large full-time research staff. We expect that part of our future research may continue at the research facilities at USC under the appropriate research contract agreements.

Dr. Papadopoulos serves as the Dean of the USC School of Pharmacy and holds the John Stauffer Dean’s Chair in Pharmaceutical Sciences. See Risk Factors “Drs. Vassilios Papadopoulos and Costas Karatzas, IASO BioMed Scientific Advisory Board, or SAB, members hold positions with USC and RIMUHC respectively. These interrelationships may give rise to potential conflicts of interests which we will try to mitigate but can give no assurances that we will be able to remove conflicts between us and these parties.

Alzheimer’s Disease Diagnosis Program – IAS-OSS

The Alzheimer’s Association estimates that approximately 5.7 million Americans had Alzheimer’s disease in 2018 with 5.5 million being 65 years of age and older. By 2025 they estimate that 7.1 million people will be inflicted with Alzheimer’s disease. The disease is the 6th leading cause of death in the United States and at this time the disease cannot be prevented or slowed. Approximately 1 in 3 seniors die of Alzheimer’s disease or related dementias. Most people living with Alzheimer’s are not aware of their diagnosis making advanced health care planning and decision making about their lives quite difficult. Dementia is a general term for a decline in mental ability that interferes with daily life. Alzheimer’s disease is the most common type of dementia. At this time there is no accurate diagnostic test for Alzheimer’s disease 9 Patients are interviewed and observed for symptoms with scans and blood tests being used to rule out other potential issues and not to positively identify the presence of the disease.

6 FDA Drug Safety Communication: FDA Cautions About Using Testosterone Products For Low Testosterone Due To Aging; Requires Labeling Change To Inform Of Possible Increased Risk Of Heart Attack And Stroke With Use, 3.3.2015 http://www.fda.gov/Drugs/DrugSafety/ucm436259.htm updating FDA Drug Safety Communication: FDA Evaluating Risk of Stroke, Heart Attack, and Death with FDA- Approved Testosterone Products issued on January 31, 2014. Investigating the risk of stroke, heart attack, and death in men taking FDA-approved testosterone products.

7 Yeap BB, Hyde Z, Almeida OP, et al. Lower testosterone levels predict incident stroke and transient ischemic attack in older men. J Clin Endocrinol Metab. 2009; 94(7):2353 2359. Ohlsson C, Barrett-Connor E, Bhasin S, et al. High serum testosterone is associated with reduced risk of cardiovascular events in elderly men. The MrOS (Osteoporotic Fractures in Men) study in Sweden. J Am Coll Cardiol. 2011; 58 (16):1674 1681.

8 Kacker R, Traish AM, Morgentaler A. Estrogens in men: clinical implications for sexual function and the treatment of testosterone deficiency. J Sex Med. 2012; 9(6):1681 1696.

Alzheimer’s disease currently claims over 5,000,000 American lives, most of whom are 65 years of age or older and approximately 200,000 are younger. Alzheimer’s disease is the most common form of dementia and its most common risk factors are aging and family history. Currently, Alzheimer’s disease diagnosis is based on an examination of the patient’s history, followed by physical and neurological examinations, including late stage testing which cannot conclusively identify the presence of Alzheimer’s disease until followed up by post-mortem analysis of the brain. Due to the complex and interrelated nature of dementia diseases, an accurate early stage, non-invasive test that can distinguish Alzheimer’s disease from other forms of dementia has eluded the efforts of medical researchers.

We are developing a method (IAS-OSS) for a blood or fluid based diagnostic device for neurodegenerative diseases, which we believe will be able to identify the early onset of Alzheimer’s disease. Our research is based on the measurement of synthesized steroids and accumulated levels of oxidation in the brain which we believe will show a presence in the blood or fluids of humans. We refer to this as our AD Diagnosis Program. Our AD Diagnosis Program is intended to provide a commercially available blood test to determine at an early stage if Alzheimer’s disease is present.

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

We have conducted initial testing procedures and assays for the neurosteroid called dehydroepiandrosterone, or DHEA, observing differences between patients with Alzheimer’s disease and normal controls or other samples from dementia conditions. The oxidation biochemical test identifies the production of DHEA in blood taken from non-Alzheimer’s patients whereas the same oxidation process performed with blood from Alzheimer’s patients has minimal effects on DHEA levels. In parallel, we have identified a steroidal signature in the blood specific for individuals with neurodegenerative diseases.

When fully developed, under a license to a 3rd party the diagnostic test for Alzheimer’s Disease in the United States may initially be offered in conjunction with a comprehensive panel of laboratory services provided in a laboratory that has been accredited under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) to perform high complexity testing. We believe that if our test is solely available through a CLIA-certified lab, we may market the test as a laboratory developed test (“LDT”). We believe our plan will permit us to monetize our IAS OSS at an earlier stage than applying for FDA approval of our device to test patients directly.

By responding to the demand from the pharmaceutical industry for effective Alzheimer’s disease screening in drug development programs, our early monetization strategy is consistent with our overall business strategy to attract partnering and licensing opportunities or potential acquirers to reduce or eliminate expenditures for clinical testing to obtain FDA approvals for commercialization.

Assay validation for our future assay may be conducted at accredited labs to enable our test to be offered to the pharmaceutical industry for diagnosis of patients entering clinical trials in Alzheimer’s. In addition, we intend to validate/qualify our test in order to commercialize it as a Laboratory Developed Test (“LDT”) under the Clinical Laboratory Improvement Amendments (“CLIA”) in 2018. As part of such commercialization process, the Company will be actively evaluating its options with respect to appropriate CLIA labs. We expect our test to be offered to the pharmaceutical industry for diagnosis of patients entering clinical trials for Alzheimer’s disease, as a means of selecting the proper patient cohorts while reducing the risk of selecting the wrong patients for inclusion in clinical studies. We expect our test to become available to the pharmaceutical industry under Investigational Use Only (IUO), in therapeutic clinical development programs.

9 Source www.alz.org

We plan to offer our diagnostic test for Alzheimer’s disease in the United States solely in in a laboratory that has been accredited under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) to perform high complexity testing. We believe that if our test is solely available through a CLIA- certified lab, we may market the test as a laboratory developed test (“LDT”)

We believe our diagnostic assay will be initially be regulated as Laboratory Developed Tests (“LDTs”) under the Clinical Laboratory Improvement Amendments (“CLIA”), and thereafter the Company may seek to gain FDA approval for its diagnostic candidates as In-Vitro Diagnostics (“IVDs”). CLIA provides that laboratories must demonstrate how well an LDT performs using certain performance standards. Laboratories that perform testing on human specimens for the diagnosis, prevention, or treatment of disease, or for the assessment of health, must comply with all applicable CLIA ’88 regulations. These regulations establish standards to help ensure the quality and accuracy of laboratory testing. While most common laboratory tests are commercial tests, manufactured and marketed to multiple laboratories, some new tests are developed, evaluated, and validated within one particular laboratory. These LDTs are used solely within that laboratory and are not distributed or sold to any other labs or health care facilities.

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

Research Status and Plans.

The concept behind the development of the blood-based diagnostic tool for neurodegenerative diseases, such as Alzheimer’s disease, is based on research that the brain has the ability to synthesize steroids and observations that oxidative stress that accumulates with aging is particularly high in Alzheimer’s disease brains, where increased levels of beta-amyloid (A) and iron deposition are among the driving forces for increased oxidative stress and hallmarks of Alzheimer’s disease pathology. Neurosteroids are steroids made by brain cells independently of peripheral steroidogenic sources. DHEA is a major neurosteroid identified in the brain. The research underlying our license to We have used the GC/MS testing method and have recorded the following results:

●	Confirmed that the amount of DHEA present in sera from age-matched controls is higher than that found in sera from Alzheimer’s disease patients.

●	Demonstrated the presence of an oxidative stress-dependent alternative pathway of DHEA biosynthesis in the human.

●	A dramatic increase of DHEA production was observed following incubation of sera from age-matched controls compared to that seen with sera from Alzheimer’s disease patients. This significant difference of the DHEA increase, indicated that its precursor, is present at a high level in the control human serum.

●	We have analyzed samples from AD and control and other dementia patients.

●	Changes in DHEA levels in blood in response to ferrous treatment distinguished in a significant manner between:

o	Control samples (patients with Hydrocephalia, Psychiatric and Peripheral System diseases) and NDG pathologies (patient with Lewy body dem., Fronto temporal dem., Alzheimer’s, Vascular dem., Multiple Sclerosis, Mild Cognitive Impairment, Parkinson’, and Amyotrophic Lateral Sclerosis) (1:1 matched by age; p=0.02)

We believe that the data supports the investigational use of this biochemical pathway as a diagnostic means for Alzheimer’s disease. Based on current data, we believe validation of the assay in key patient population groups will establish the specific sensitivity and specificity performance of the assay. Our focus is on licensing out to a 3rd party by the end of 2019.

License

In January 2016, the Company signed a worldwide, exclusive license agreement The Royal Institution for the Advancement of Learning/McGill University, for a patent titled Therapeutics for the Induction of Endogenous Steroidogenesis and Methods Associated with Their Identification underlying the basis of our Testosterone Replacement Therapy. The term of the agreement is 10 years or upon the expiration of the patent, whichever is later. The agreement may be terminated by the Company after one year from signing if it gives 60 day’s written notice, ceases to use the intellectual property, paying expense incurred by McGill, submitting reports, terminating all sublicenses and returning all confidential information. The agreement may be terminated by McGill upon in the event of a Company payment default, bankruptcy, material breach of the agreement or failure to use diligent efforts to commercialize and sublicense the intellectual property.

Licensed Intellectual Property – IAS-167A

Program	I.D.	Applicant	Title
IAS-167A Hypogonadism	U.S. Patent No. WO2014197979A1	The Royal Institution For The Advancement Of Learning/McGill University	Therapeutics for the induction of endogenous steroidogenesis and methods associated with their identification.

IAS-167A Hypogonadism	Patent application		Oral administration of VDAC1-derived small molecule peptides increases circulating testosterone levels

Our patent is categorized as composition of matter covering our peptide and also categorized as a method patent for the use of our peptide to treat hypogonadism. The expiration date of our U.S. patent is in May 2034. We have filed national phase applications in Canada, Australia, India and Europe filings. We have received a notice of intent to grant our patent in Europe and have notice of allowance in Australia. We also have federal common law rights in the trademarks, IASO BioMed, and other trademarks used in the conduct of our business that are not registered.

Our success will depend in large part on our ability to develop and protect our proprietary technology. We intend to rely on a combination of patent, trade secret and know-how, copyright and trademark laws, as well as confidentiality agreements, licensing agreements, non-compete agreements and other agreements, to establish and protect our proprietary rights. Our success will also depend upon our ability to avoid infringing upon the proprietary rights of others, for if we are judicially determined to have infringed such rights, we may be required to pay damages, alter our services, products or processes, obtain licenses or cease certain activities. We conduct prior rights searches before launching any new product development or service to put us in the best position to avoid claims of infringement

This license agreement with McGill requires, for each of the Company’s potential products, a payment of annual net revenues, with a minimum royalty of CAD $5,000 each, per year starting on the date of commercialization of the first product developed using the intellectual property covered by the license agreement. The Company must pay milestone payments in the aggregate amount of $480,000. The Company has not made any payments to McGill as of this date under the Licensing Agreement, however we have reimbursed them approximately $8,300 for prior IP expense. The Company must also pay McGill an aggregate amount of $255,000 as milestone payments for the out of body test to identify Alzheimer’s disease.

These agreements, payable in Canadian dollars, expose the Company to foreign exchange transaction gains and losses. In addition, the Company and McGill agreed to issue 300,000 shares of our common stock to McGill in lieu of the pre-existing anti-dilution provisions.

The description of the License Agreement, as amended, and the Research Agreement, as amended, are not complete and are qualified by reference to Exhibits 10.1, 10.2, 10.3, 10.6 and 10.10 to this Form 10-K.

Also in January 2016 the Company signed a Research Agreement, amended in March 2017 to extend its term by one year, with Research Institute of the McGill University Health Centre, or RIMUHC, and Dr. Vassilios Papadopoulos which is necessary to continue the fundamental research required to develop the patent licensed to the Company from McGill. Dr. Papadopoulos is significant stockholder and member of the Company’s board of directors and he will conduct the research and serve as the principal investigator. The agreement provides that Dr. Vassilios Papadopoulos, and his staff will study “Peptide-based pharmacological induction of androgen formation in male hypogonadism” which is the underlying science behind our product candidate and necessary to develop the product. The research will be conducted at RIMUHC and improvements to the licensed intellectual property will be the property of the Company. The results of the research will be reviewed by the parties and the program may be extended upon mutual agreement. The agreement required the Company to pay a total of $130,000; $65,000 of which was paid upon execution of the agreement and $65,000 was paid in May 2016. The first amended Research Agreement called for $20,000 which was paid at signing, $55,000 paid in July 2017 and $55,000 paid in October 2017. The term of the agreement was the earlier one year or until the Research Program has been completed and that the agreement may be terminated without cause by either party upon 30 days’ advance written notice. The first amendment extended the term by one year. In May 2018 the Company paid RIMUHC an additional $65,000 to continue the research under the first amendment and began negotiating an additional amendment. A second amendment was executed in January 2019 encompassing the $65,000 payment made in May 2018 as well as an additional $35,000 to be paid in 2019. There are limited confidentiality provisions which are subject to the principal investigator’s right to publish findings of the research. The agreements do not enumerate specific termination provisions.

Technology; Research and Development

We intend to cover some of our main research activities in Dr. Papadopoulos’ laboratory at USC under the proper contractual arrangements with USC; we will also be seeking collaborations with other academic and industry partners in order to advance our R&D programs. Certain aspects of our work will be contracted to contract research organizations, for example the peptide synthesis part, animal toxicology etc. The Nonclinical Studies for our peptide are similar to other drugs and must undergo laboratory and animal testing to define their pharmacologic and toxicological effects before they can be studied in humans. Animal species, such as rats and dogs, and a variety of tests, such as functional tests, to identify that our peptides are pharmacologically active, assess our peptide’s pharmacologic activity and define their mechanism of action.

With respect to our Testosterone Replacement Program we have established the following timelines:

Results of Year 1 of Operations

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

Year 2 of Operations

We established lead peptide(s) which were orally bioavailable and bioactive.

Year 3 of operations

Assuming adequate financing of the company we will expand animal toxicity studies examining the long term and short term impact (typically in two animal species rat and dog) and safety pharmacology studies assessing absorption, disposition, exposure, and clearance and explore dose response relationships (to evaluate our formulated peptide’s functional effects on major body systems and specific organs). We will perform preclinical pharmacology and pharmacokinetics studies (used to support the clinical dosing route and regimen at later phases of the program). The formulated IAS-167A series of peptides will be tested in various dose response studies in animals to evaluate the efficacy (time- and dose- effects) and guide the dosing regimen in early clinical development in humans. This information is used to predict margins of safety for future human studies. We will be formalizing a regulatory strategy in order to advance our program to perform studies under Good Laboratory Practice (GLP) regulations by contracting the work to a CRO. We have also identified experts to run the phase I testing. We will be contracting work with a Contract Research Organizations (CRO) to delineate our regulatory path and initiate the regulatory package required to initiate discussions with FDA. We have also initiated discussions with various contract manufacturing organizations (CMOs) for the manufacturability of our lead peptide, for assays and a process to prepare large quantities of required material to perform the animal GLP studies. The legal framework for preclinical testing of peptides is essentially similar to that for drugs in that, for example, the FDA’s good laboratory practice (GLP) regulations typically apply. Information to be submitted to FDA include our peptide’s pharmacologic effects and mechanism of action, information on its absorption, distribution, metabolism, and excretion, also details on chemistry, manufacturing, and controls information of our peptide sufficient to allow evaluation of safety, uniformity, consistency, reliability, reproducibility, quality, and integrity of our product candidate.

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

For our IAS-OSS program while it remains a valuable asset for the Company, we will not be performing additional R&D, but we will be seeking partners to license our technology. A potential partner may continue working on the performance metrics of the test such as: Positive Predictive Value (PPV) and Negative Predictive Value (NPV). The PPV of a test is a proportion that is useful to clinicians since it answers the question: How likely is it that this patient has the disease given that the test result is positive. The NPV of a test answers the question: How likely is it that this patient does not have the disease given that the test result is negative. The validity (ability of our test to indicate which individuals may have the disease and which do not) in key patient population groups, will be determined in addition to reproducibility, repeatability, reliability (which indicates that the results of our test are identical or closely similar each time it is conducted). Our key commercial milestone in the development of our blood-based test would be to out license the test by the end of year 3 of our operations or earlier.

Competition

We will compete with many pharmaceutical, biotechnology, and diagnostic companies, as well as other private and public companies involved in the development and commercialization of testosterone replacement therapy and Alzheimer’s diagnostics.

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

COMPANY	DRUG	SOURCE
MEREO BIOPHARMA	BGS-649 (leflutrozole) is a novel once weekly oral aromatase inhibitor being developed as a first-line therapy for the treatment of obese men with hypogonadotropic hypogonadism (HH).	https://www.mereobiopharma.com/ pipeline/

ANTARES PHARMA	XYOSTED is used to treat adult men who have low or no testosterone due to certain medical conditions. The FDA approved this drug in September 2018.	https://www.antarespharma.com/ medicines/our-medicines

ACERUS PHARMACEUTICALS	Natesto is the first and only FDA approved intranasal TRT. The FDA approved this drug in May 2014.	http://www.aceruspharma.com/ English/products-and-pipeline/ default.aspx

CLARUS THERAPEUTICS

JATENZO is a proprietary soft gel capsule that contains a testosterone (T) prodrug, T undecanoate, or TU, formulated to foster absorption via the intestinal lymphatic system. The FDA approved this drug in March 2019.

http://www.clarustherapeutics.com/ content/product-development/ overview.htm

DIURNAL	Diurnal is developing a first-in-class physiological native oral testosterone replacement treatment for patients suffering from hypogonadism (preclinical).	https://www.diurnal.co.uk/ products-pipeline/ native-oral-testosterone/

FERRING	TESTAVAN is a testosterone replacement therapy for adult male hypogonadism administered as a topical gel. This drug has been filed for FDA approval.	https://www.ferring.com/en/ research-development/pipeline/

LIPOCINE	TLANDO™ is an oral testosterone replacement therapy product candidate containing Testosterone Undecanoate (TU). TLANDO is being studied for both Primary and Secondary hypogonadism. Resubmission of the NDA should occur in the first half of 2019 followed by a six-month review by the FDA.	https://www.lipocine.com/pipeline/ lpcn-1021/

AQUESTIVE THERAPEUTICS	MSRX-110 is T on dissolvable film, a minimally invasive alternative to pills, injections and gels. MonoSol Rx became Aquestive Therapeutics in 2017 and MSRX-110 is no longer listed.	https://aquestive.com/pipeline/

ENDO PHARMACEUTICALS	AVEED (testosterone undecanoate) injection is an ester of the androgen, testosterone. Aveed is specifically indicated for testosterone replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone: primary hypogonadism (congenital or acquired) or hypogonadotropic hypogonadism (congenital or acquired). The FDA approved this drug in March 2014.	http://www.endo.com/endopharma/ our-products

UPSHER-SMITH	VOGELXO is a topical gel formulation of testosterone. Vogelxo is specifically indicated for testosterone replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone: primary hypogonadism (congenital or acquired) or hypogonadotropic hypogonadism (congenital or acquired). The FDA approved this drug in June 2014.	https://www.upsher-smith.com/

We do not know of any FDA-approved diagnostic to detect Alzheimer’s disease, although there are tests available under the CLIA exemption through reference labs. If any of our current diagnostic programs are ultimately successfully marketed, they would compete against, or augment, the most widely used current practice of detecting Alzheimer’s disease through a battery of tests, namely neurological and psychiatric examinations, extensive laboratory tests and brain imaging to rule out other conditions (such as stroke, brain tumor, or depression) with similar symptoms.

We are aware of other companies and academic institutions pursuing the development of biochemical markers to be utilized in the diagnosis of Alzheimer’s disease. Competitive diagnostics in development, as well as some that are marketed through reference laboratories, include approaches which attempt to identify Alzheimer’s disease patients by measuring: (i) normal tau, total tau or phosphorylated tau in CSF, either individually, or as part of a panel, (ii) beta amyloid, (iii) neural thread protein in CSF and/or urine, (iv) amyloid derived diffusible ligands (“ADDL’s”) in CSF, (v) imaging plaques in the brain, or (vi) employing proteomic or genetic markers for Alzheimer’s disease. Athena Diagnostics has “research use only” type CSF-based tests available, Acumen Pharmaceuticals (based on detection of soluble A oligomer levels in the cerebrospinal fluid of Alzheimer patients).

Companies and academic centers are in the process of developing blood-based test to diagnose the Alzheimer’s disease at early stages. University of Calgary investigators (they use special molecular probes and advanced spectral microscopy to detect minute amounts of abnormal proteins in blood). Georgetown University Medical Center (Howard J. Federoff, identified 10 phospholipids present at consistently lower levels in blood samples of most of the group that developed Alzheimer’s). Proteome Sciences and researchers at Kings College, London (identified a combination of 10 proteins capable of predicting whether individuals with MCI would develop Alzheimer’s disease within a year, with an accuracy of 87 percent). National Institute on Aging (focusing on a protein in the brain called insulin resistance signaling IRS-1 that may signal the earliest stages of Alzheimer’s, participants who had Alzheimer’s had higher amounts of the inactive form of IRS-1 and lower amounts of the active form than those adults who were healthy. The participants who were diabetic had intermediate levels of IRS-1); Israeli based NeuroQuest (develops a novel blood-based diagnostic test for Alzheimer’s disease based on a specific cellular immune response which reflects the failure of the immune system to cope with the disease and thereby contributes to disease escalation). NanoSomiX has developed a unique process to measure a specific panel of Alzheimer’s disease linked neural proteins in blood based on amyloid beta 1-42, total tau, p-tau T181, p-tau S396, as well as exosome marker CD81. We are not aware of any company that is conducting research of early detection of Alzheimer’s disease using the same technology and methodologies that we are using.

Many of our competitors and potential competitors have substantially greater financial, technological, research and development, marketing and personnel resources than we do. We cannot, with any accuracy, forecast when or if these companies are likely to bring their products and therapies to market in competition with those that we are pursuing.

GLOSSARY OF SELECT TERMS USED

Glossary of Terms

Term	Description	Location	Function (as it relates to Hypogonadism)
Hypothalamus	Brain tissue	Base of the brain.	The hypothalamus links the nervous system to the endocrine system (hormone system) via the pituitary gland.
Pituitary	Gland	Base of the brain below the Hypothalamus.	The pituitary gland produces a Luteinizing hormone (LH) which stimulates the Leydig cell to produce testosterone.
Leydig	Cell	A cell inside the male testicles	Leydig cell turns pregnenolone into testosterone (T). Pregnenolone is supplied by the mitochondria cell located inside the Leydig cell that converts cholesterol into pregnenolone that will be converted into testosterone by the Leydig cell.
Mitochondrion	Organelle	A organelle inside the Leydig cells	Mitochondria receive cholesterol and convert it to pregnenolone that will later become testosterone in the endoplasmic reticulum (ER) of the Leydig cell.
VDAC1	Protein	Outside surface membrane of the mitochondria	VDAC1 is a translocator protein located on the outer surface of the mitochondrial membrane. VDAC1 controls the delivery of cholesterol into the mitochondria to become pregnenolone. Pregnenolone later becomes testosterone inside the endoplasmic reticulum of the Leydig cell.
TSPO	Protein	Outside surface membrane of the mitochondria	TSPO is a translocator protein located on the outer surface of the mitochondrial membrane. TSPO controls the delivery of cholesterol into the mitochondria to become pregnenolone. Pregnenolone later becomes testosterone inside endoplasmic reticulum of the Leydig cell.
13-3-3ε	Protein	Expressed in all Eukaryotic cells	13-3-3€ is an adaptive protein whose purpose is to maintain the balance of the endocrine (hormone) system (from making too much or too little). It will bind to the VDAC1 protein to block cholesterol from entering the mitochondria to become pregnenolone and later T.
IASO's Peptide	Peptide	Oral pill treatment	A proprietary, novel and first-in-class small peptide (amino acid chain) that binds with the VDAC1 translocator protein so that the 13-3-3ε adaptive protein cannot.
Pregnenlone	Steroid	Released from the mitochondria inside the Leydig cell	Pregnenolone is a steroid released from the mitochondria that acts as a precursor/intermediate to the biosynthesis of testosterone in the ER of the Leydig cell.
Testosterone	Hormone	Transported to the insides of cells of targeted tissues	Testosterone is the primary male sex hormone and an anabolic-androgenic steroid.

Customers

Since our products are in pre-clinical trial, we do not have any existing customers. Our testosterone replacement and Alzheimer’s diagnostic’s products are intended to be marketed to physicians, other health care professionals, hospitals, research institutions, pharmaceutical companies and the military. It is anticipated that physicians who specialize in urology, men’s health and internists will be the physicians most likely to use our testosterone replacement therapy and physicians that specialize in geriatrics, neurology and will be the physicians most likely to use our diagnostic tests.

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

Drug and biological products must also comply with applicable registration, product listing, and adverse event reporting requirements as well as the FDA’s general prohibition against misbranding and adulteration. Additionally, the FDA actively enforces regulations prohibiting marketing and promotion of drugs and biologics for indications or uses that have not been approved by the FDA (i.e., “off label” promotion).

In the event the FDA does not regulate our services in the United States solely under the HCT/P regulation, our products and activities could be regulated as drug or biological products under the FDCA. If regulated as drug or biological products, we will need to expend significant resources to ensure regulatory compliance. If an IND and NDA or BLA are required for any of our products, there is no assurance as to whether or when FDA approval of the product will be received. The process of designing, conducting, compiling and submitting the non-clinical and clinical studies required for NDA or BLA approval is time-consuming, expensive and unpredictable. The process can take many years, depending on the product and the FDA’s requirements.

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

Under the FDCA, medical devices are classified into one of three classes - Class I, Class II, or Class III, depending upon the degree of risk associated with the medical device and the extent of control needed to ensure safety and effectiveness. Class I devices are subject to the lowest degree of regulatory scrutiny because they are considered low risk devices and need only comply with the FDA’s General Controls. The General Controls include compliance with the registration, listing, adverse event reporting requirements, and applicable portions of the Quality System Regulation as well as the general misbranding and adulteration prohibitions.

Class II devices are subject to the General Controls as well as certain Special Controls such as 510 (k) premarket notification. Class III devices are subject to the highest degree of regulatory scrutiny and typically include life supporting and life sustaining devices and implants. They are subject to the General Controls and Special Controls that include a premarket approval application, or PMA. “New” devices are automatically regulated as Class III devices unless they are shown to be low risk, in which case they may be subject to de novo review to be moved to Class I or Class II. Clinical research of an investigational device is regulated under the investigational device exemption, or IDE, regulations of 21 C.F.R. Part 812. Nonsignificant risk devices are subject to abbreviated requirements that do not require a submission to the FDA but must have Institutional Review Board (IRB) approval and comply with other requirements pertaining to informed consent, labeling, recordkeeping, reporting, and monitoring. Significant risk devices require the submission of an IDE application to the FDA and the FDA’s approval of the IDE application.

Before FDA approval for general sale, under certain conditions, companies can supply either “investigational use only” or “research use only” assays under the Clinical Laboratory Improvement Amendment (“CLIA”) of 1988. Whether we will be able to market kits under these regulatory categories or obtain final approval for a kit for specific claims, is uncertain given changing regulatory environments in most major markets.

Current Good Manufacturing Practices

Products that are regulated as drugs, biological products, or devices must comply with applicable good manufacturing practice regulations. The current Good Manufacturing Practices, or cGMPs, regulations for drug products are found in 21 C.F.R. Parts 210 and 211; the General Biological Product Standards for biological products are found in 21 C.F.R. Part 610; and the Quality System Regulation for medical devices are found in 21 C.F.R. Part 820. These cGMPs and quality standards are designed to ensure the products that are processed at a facility meet the FDA’s applicable requirements for identity, strength, quality, sterility, purity, and safety. In the event that our domestic United States operations are subject to the FDA’s drug, biological product, or device regulations, we intend to comply with the applicable cGMPs and quality regulations.

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

The CLIA program is designed to establish quality laboratory testing by ensuring the accuracy, reliability, and timeliness of patient test results. Under CLIA, a laboratory is a facility that does laboratory testing on specimens derived from humans and used to provide information for the diagnosis, prevention, treatment of disease, or impairment of, or assessment of health. Under the CLIA program, laboratories must be certified by the government, satisfy governmental quality and personnel standards, undergo proficiency testing, be subject to inspections, and pay fees. The failure to comply with CLIA standards could result in suspension, revocation, or limitation of a laboratory’s CLIA certificate. In addition, fines or criminal penalties could also be levied. To the extent that our business activities require CLIA certification, we intend to obtain and maintain such certification. We plan to outsource our laboratory testing to CLIA certified laboratories.

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

Offices

Our executive offices are located at 7315 East Peakview Avenue, Englewood, Colorado 80111 and are provided to us on a month to month basis by a corporation in which our Corporate Secretary is affiliated. Beginning January 2017 and through the filing of this report, we pay $400 per month for general office expenses related to these facilities. This monthly fee includes the use of office space as well as the use of business machines, telephone equipment and other office equipment and supplies. It is anticipated this arrangement will continue for 2019 but can be canceled at any time.

Employees

We currently have 2 employees, our executive officers, both of whom are part-time employees. We believe that our employee relations are good.

Glossary of Terms.

The medical and scientific terms used in this Annual Report have the following meanings:

Assay means qualitative or quantitative analysis of a substance or a drug to determine its components. For example, a drug to be so analyzed may provide results used to determine the level of testosterone in the blood of a person suspected of being hypogonadal.

Alzheimer’s disease means a progressive mental deterioration that can occur in middle or old age, due to generalized degeneration of the brain. It is the most common cause of premature senility.

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

“Orphan Drug Designation” program provides orphan status to drugs and biologics which are defined as those intended for the safe and effective treatment, diagnosis or prevention of rare diseases/disorders that affect fewer than 200,000 people in the U.S., or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug.

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

ITEM 1A. RISK FACTORS

The following factors should be carefully considered before making a decision to invest in our securities. Any of the following risks, either alone or taken together, could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, we could be materially and adversely affected. There may be additional risks that we do not presently know or that we currently believe are immaterial that could also materially and adversely affect our business, financial condition, liquidity, results of operations and prospects. In any such case, the market price of our common stock could decline substantially, and you could lose all or a part of your investment.

Risk Factors

Risks Related to Our Business Generally

We have a very limited operating history; we have incurred substantial losses since inception; we expect to continue to incur losses until we commercialize or license our product which may not occur in the near term; we have a substantial working capital deficiency and a stockholders’ deficiency; the report of our independent registered public accounting firm contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

We have a very limited operating history. Since our inception in March of 2015, we have incurred net losses. As of December 31, 2018, and December 31, 2017, our accumulated deficit was $3,041,165 and $1,403,928, respectively, our stockholders’ (deficit) equity was $(602,519) and $(292,377), and our working capital (deficit) was $(602.519) and $(292,377), respectively. Our losses have principally been operating expenses incurred in start-up research and development costs, general and administrative, legal, and intellectual property expenses. We expect to continue to incur substantial costs for these activities over at least the next year. At December 31, 2018 and December 31, 2017, the Company had cash and cash equivalents of $146,234 and $20,191, respectively. Through December 31, 2018 we have sold $971,842 in common stock. The reports of our independent registered public accounting firms with respect to our financial statements as of December 31, 2018 and 2017 indicate there is substantial doubt about our ability to continue as a going concern. The reports state that, since we have incurred net losses since inception and we need to raise additional funds to meet our obligations and sustain our operations, there is substantial doubt about our ability to continue as a going concern. Our plans in regard to these matters are described in Note 2 to our audited financial (see “Index to Financial Statements”). Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will need to obtain a significant amount of additional financing to complete our preclinical program, implement our business plan and continue as a viable business.

Since our inception, we have not generated any significant revenues from our operations and have funded our operations through the sale of our equity securities). The implementation of our business plan, as discussed in “Business”, will require the receipt of sufficient equity and/or debt financing to purchase necessary to fund our research and development efforts, and otherwise fund our operations. We had an effective registration statement under which we were offering up to $5,000,000 of our common stock. To date, we have not raised a material amount of funds pursuant to this offering an we have not attracted a placement agent or underwriter to assist us and it is no longer in effect. The offering was being made on a “best efforts” basis. As a result of us no longer attempting to raise funds under this offering, we will be required to employ other means to raise the funds necessary to continue our business activities including, but not limited to, private placements of our equity securities. These sales of our equity securities will result in dilution to our current investors, which dilution may be significant.

In addition, if we do not attract partners, co-developers, licensees or acquirers of our technologies, as contemplated by our business plan, we anticipate that we will need significant additional financing to commence and complete pre-clinical trials, PMA or 510-K approvals for our products. We are funding our current operations through grants and private placements of our common stock. No assurance can be given that the anticipated amounts of required funding are correct or that we will be able to accomplish our goals within the timeframes projected. In addition, no assurance can be given that we will be able to obtain any required financing on commercially reasonable terms or otherwise. In the event we do not obtain the financing required for the above purposes, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate.

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

Except for certain license and research and development agreements described in “Business”, we do not have any material agreements or understandings in place with respect to the implementation of our business strategy. No assurances can be given that we will be able to enter into any necessary agreements with respect to the development of our business. Our inability to enter into any such agreements would have a material adverse effect on our results of operations and financial condition.

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

We must rely on third party relationships to develop, manufacture our products without which we may fail.

We do not possess all the resources necessary to complete the development, pre-clinical testing, regulatory process, manufacturing, marketing and commercialization of our diagnostic and therapeutic products and we will need to obtain such resources from third parties. In order to obtain such resources, we will need to enter into collaborations with corporate partners, licensors, licensees and possibly relationships with third parties from whom we will outsource the necessary expertise and resources. Our success may depend on securing such relationships. This business strategy would utilize the expertise and resources of third parties in several areas including:

●	performing various activities associated with our pre-clinical and validation studies with human samples;
●	preparing submissions seeking regulatory approvals;
●	manufacture of our peptide

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

Our performance is substantially dependent on the performance of Dr. Vassilios Papadopoulos who is our Director and co-founder, as well as Dr. Costas Karatzas who has significant experience in strategic planning, intellectual property, business development, technology transfer, fund raising, operations and managing research and product development at RIMUHC and biotechnology and pharmaceutical companies. On October 1, 2016, Dr. Papadopoulos left RIMUHC to become the dean of the USC School of Pharmacy and hold the John Stauffer Dean’s Chair in Pharmaceutical Sciences. While our research has continued at RIMUHC in 2018, we may at any time elect to outsource our research to another facility, including the research facilities at USC, which may be at considerable expense. We rely upon Dr. Papadopoulos to conduct our research and development with respect to our product candidates. Dr. Papadopoulos is not our employee and we maintain a relationship with him through a SAB agreement. In the event that we are not able to meet our obligations under our agreements with RIMUHC or if Dr. Papadopoulos disassociates himself with us, it is highly unlikely that we will be able to obtain another research group to carry on the work on our program candidates or be able to meet our obligations under our licensing agreement with McGill University. As a result, we would not be able to execute our business plan. We are also dependent on the performance of Richard M. Schell, our Chairman and Chief Executive Officer, for his business and financial acumen as well as his experience in launching new ventures. We are also dependent on Duane C. Knight, our Chief Financial Officer, for his accounting and finance experience and extensive public accounting experience with publicly traded companies and medical device companies. We have agreements with Dr. Papadopoulos and Dr. Karatzas as members of our SAB. We do not have any key-man insurance policies on the lives of any of our executive officers. We believe that our future success in developing marketable products and services and achieving a competitive position will depend in large part upon whether we can attract and retain additional qualified management and scientific personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to attract and retain such personnel. The loss of the services of Dr. Papadopoulos, Dr Karatzas, Mr. Schell and/or Mr. Knight or the inability to attract and retain additional personnel, and develop expertise as needed would have a substantial negative effect on our results of operations and financial condition.

Dr. Vassilios Papadopoulos previously ran a laboratory at RIMUHC and Dr. Karatzas serves as the Director Business Development and Contracts at RIMUHC where we conducted part of our research and development; these activities may give rise to potential conflicts of interests.

Dr. Papadopoulos served as the former Executive Director and Chief Scientific Officer Director of RIMUHC and Dr. Karatzas serves as the Director Business Development and Contracts office at RIMUHC, and they are our board members of IASO BioMed. We entered into an agreement with the RIMUHC to conduct research and development efforts on behalf of us with respect to our Testosterone Replacement Program conducted by Dr. Papadopoulos through his former laboratory at the RIMUHC. A conflict of interest may arise regarding the cost and the terms of the services provided by RIMUHC and Dr. Papadopoulos’ and Dr. Karatzas’ respective roles in our company. We have conducted negotiation of the terms of our contractual arrangements with the RIMUHC at arm’s length by excluding Dr. Papadopoulos and Dr. Karatzas from representing us with respect to any negotiations, including financial terms. Although norms, fees and services established and followed for all contracts at RIMUHC and other Canadian Institutions were followed, we can give no assurances that the agreement will be fair from a financial point of view and these relationships inherently are not free of conflicts of interests. Dr. Papadopoulos now serves as the dean of the USC School of Pharmacy and holds the John Stauffer Dean’s Chair in Pharmaceutical Sciences at USC. We do not expect that our research will continue at RIMUHC, but we may at any time elect to outsource our research to other facilities, including the research facilities at USC under the appropriate contractual arrangements. Any future agreements with a laboratory run by Dr. Papadopoulos may still have similar conflicts of interest.

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

Risks Related to Our Product Development Efforts

Our future success is significantly dependent on the timely and successful development and commercialization of our lead product candidates for the treatment of low testosterone levels in men and IAS-OSS, our lead product candidate for early diagnosis of Alzheimer’s disease through a non-invasive blood test and; if we encounter delays or difficulties in the development of these product candidates, as well as any other product candidates, our business prospects would be significantly harmed.

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

●	suspensions, delays or changes in the design, initiation, implementation or completion of required pre-clinical trials; adverse changes in our financial position or significant and unexpected increases in the cost of our pre-clinical development program; changes or uncertainties in, or additions to, the regulatory approval process that require us to alter our current development strategy; pre-clinical trial results that are negative, inconclusive or less than desired as to safety and/or efficacy, which could result in the need for additional pre-clinical studies or the termination of the product’s development; delays in our ability to manufacture the product in quantities or in a form that is suitable for any required clinical trials;
●	intellectual property constraints that prevent us from making, using, or commercializing any of our product candidates;
●	the supply or quality of our product candidates or other materials necessary to conduct pre- clinical studies in preparation of clinical trials of these product candidates may be insufficient or inadequate;
●	inability to generate sufficient pre-clinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical studies;
●	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, needed for GLP toxicology studies, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs;
●	delays in obtaining required IRB for the AD Diagnosis Program;
●	occurrence of adverse events observed in preclinical studies associated with the product candidate that are viewed to outweigh its potential benefits;
●	transfer of manufacturing processes from initial contracting facilities to larger-scale facilities operated by a contract manufacturing organization, or CMO and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process;

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

Even if we are able to successfully complete our pre-clinical development program for our product candidates, and ultimately receive regulatory approval to move to the clinic one or more of the products, we may, among other things:

●	obtain approval to test for indications that are not as broad as the indications we sought;
●	encounter issues with respect to the manufacturing of commercial supplies;

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

We have not commenced the clinical trials necessary to obtain FDA approval to market IAS-167A series of peptides and IAS-OSS or any other related products in development. Our management lacks significant experience in completing clinical trials and bringing a drug through commercialization. IASO BioMed’s focus is (i) on preclinical studies to bring IAS-167A to Phase I clinical trials and (ii) on IAS-OSS test development using clinical samples from AD and other neurodegenerative disorder patients, as well as control subjects, coming from various institutions performing trials. At this stage studies on IAS-167 and IAS-OSS and other related products may be delayed or terminated as a result of many factors, including the following:

●	suspension or termination of research for many reasons, including concerns about animal safety, failure of our contract manufacturers, to comply with current Good Manufacturing Practices, or GMP, requirements for the development of IAS-167A;
●	inability to continue to fund pre-clinical trials or to find a partner to fund the completion of pre-clinical studies and transition to clinical trials;
●	delays in completing data collection and analysis for pre-clinical studies.

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

The clinical trials to be undertaken in the future for our product candidates are, and the manufacturing and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and in the future clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our testosterone replacement IAS-761 product candidate is subject to regulation as biological drug products, we will need to demonstrate that it is safe, pure, and potent for use in their target indications. Because our Alzheimer’s diagnostic IAS-OSS product candidate is likely subject to regulation as class III diagnostic product, we will need to demonstrate that it is safe, accurate, and reliable for use in diagnosis. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use. The risk/benefit profile required for product licensure will vary depending on these factors.

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

Even if we successfully develop and obtain regulatory approval for our product candidates, the market may not understand or accept the products, which could adversely affect both the timing and level of future sales. Ultimately, the degree of market acceptance of our product candidates (or any of our future product candidates) will depend on a number of factors, including:

●	the clinical effectiveness, safety and convenience of the product particularly in relation to alternative treatments;
●	our ability to differentiate our products; and
●	the cost of the product, the reimbursement policies of government and third-party payors and our ability to obtain sufficient third-party coverage or reimbursement.

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

The Company is required to pay milestone payments for the testosterone replacement therapy as follows:

●	CAD $5,000 on the issuance of the first US patent
●	CAD $25,000 on the filing of an investigational new drug application or regulatory filing
●	CAD $50,000 on the initiation of the first Phase II clinical study
●	CAD $100,000 on the initiation of the first Phase III clinical study
●	CAD $300,000 on receipt of regulatory approval

The Company is also required to pay milestone payments as follows for the out of body test to identify Alzheimer’s disease as follows:

●	CAD $5,000 on the issuance of the first US patent
●	CAD $50,000 on the filing of a 510(k) or PMA application
●	CAD $200,000 on receipt of regulatory approval

The demand for diagnostic products for Alzheimer’s disease may be limited because there is currently no cure or effective therapeutic products to treat the disease.

Since there is currently no cure or therapy that can stop the progression of Alzheimer’s disease, the market acceptance and financial success of a diagnostic technology capable of detecting Alzheimer’s disease may be limited. As a result, even if we successfully develop a safe and effective diagnostic technology for identifying this disease, its commercial value might be

We will need to raise addition capital prior to funding our operations as currently planned.

We have raised $971,842 in equity financing through December 31, 2018. We plan to receive research agreement revenues, collaboration revenues and grant revenues to partially fund our operations. We will also need to raise additional capital prior to funding our operations for the complete development as currently planned. We cannot be certain that any financing will be available when needed, or on terms acceptable to us. If we fail to raise additional financing as we need it, we may have to delay our own product development programs or pass on opportunities to in-license or otherwise acquire new products and/or technologies that we believe may be beneficial to our business or discontinue our operations in their entirety. We may spend capital on:

●	research and development programs;
●	pre-clinical studies
●	regulatory processes
●	and clinical trials if we decide to transition ourselves to that stage;

The amount of capital we may require will depend on many factors, including the:

●	progress, timing and scope of research and development programs and
●	progress, timing and scope of our pre-clinical studies
●	time and cost necessary to obtain regulatory approvals to transition our testosterone replacement candidate peptide to first in human trials;
●	time and cost necessary to seek third party manufacturers to manufacture testosterone replacement candidate for preclinical trials;
●	time and cost necessary to seek co-development partners for our products
●	time and cost necessary to respond to technological and market developments;
●	changes made to, or new developments in, our existing collaborative, licensing and other commercial relationships; and
●	new collaborative, licensing and other commercial relationships that we may establish.

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

Further, collaborations involving our product candidates, such as our collaborations with third- party research institutions, are subject to numerous risks, which may include the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;
●	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on our results, changes in their strategic focus due to the acquisition of competitive products, availability of funding, or other external factors, such as a business combination that diverts resources or creates competing priorities;
●	collaborators may delay pre-clinical studies, abandon a product candidate, repeat or conduct new studies, or require a new formulation of a product candidate for testing;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

●	disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;
●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and
●	collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property.

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

Intellectual property law outside the United States is uncertain and, in many countries, is currently undergoing review and revisions. The laws of some countries do not protect our patent and other intellectual property rights to the same extent as United States laws. Third parties may attempt to oppose the issuance of patents to us in foreign countries by initiating opposition proceedings. Opposition proceedings against any of our patent filings in a foreign country could have an adverse effect on our corresponding patents that are issued or pending in the United States. It may be necessary or useful for us to participate in proceedings to determine the validity of our patents or our competitors’ patents that have been issued in countries other than the United States. This could result in substantial costs, divert our efforts and attention from other aspects of our business, and could have a material adverse effect on our results of operations and financial condition.

Changes to United States patent law may have a material adverse effect on our intellectual property rights.

The Leahy-Smith America Invents Act, or AIA, which was signed into law in 2011, significantly changed United States patent law. It may take some time to establish what the law means, since it is just being interpreted by the lower courts, and any lower court decisions have not been reviewed by either the Federal Circuit Court of Appeals or the Supreme Court, a process that will take years. The first major change is that AIA switches the United States patent system from a “first to invent” system to a “first to file” system. Now that the first to file system is in effect, there is a risk that another company may independently develop identical or similar patents at approximately the same time and be awarded the patents instead of us. Further, for the second major change, AIA abolished interference proceedings, and establishes derivation proceedings to replace interference proceedings in all cases in which the time period for instituting an interference proceeding has not lapsed where an inventor named in an earlier application derived the claimed invention from a named inventor. Now that the derivation proceedings are in effect, there is a risk that the inventorship of any pending patent application can be challenged for reasons of derivation. The third major change is that AIA established post-grant opposition proceedings that will apply only to patent applications filed after “first to file” became effective. Post-grant opposition will enable a person who is not the patent owner to initiate proceedings in the Patent Office within nine months after the grant of a patent that can result in cancellation of a patent as deemed invalid. In addition to AIA, recent court decisions have created uncertainty with regard to our ability to obtain and maintain patents. Therefore, there is a risk that any of our patents once granted may be subject to post-grant opposition, which will increase uncertainty on the validity of any newly granted patent or may ultimately result in cancellation of the patent.

In addition, the Supreme Court has recently taken more limiting positions as to what constitutes patentable subject matter. As a result, many patents covering what were previously patentable inventions are now determined to cover inventions which are deemed non-statutory subject matter and are now invalid. As a result of this and subsequent opinions by the Court of Appeals for the Federal Circuit, the Patent Office is now applying more stringent limitations to claims in patent applications and is refusing to grant patents in areas of technology where patents were previously deemed available. Therefore, there is a risk that we will be unable to acquire patents to cover our products and if such patents are granted, they may subsequently be found to be invalid.

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

Our common stock is currently not quoted on any market. No market may ever develop for our common stock, or if developed, may not be sustained in the future. The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there might be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having the shares available for trading on the OTC Markets OTCQB, investors should consider any secondary market for our common shares to be a limited one. We intend to seek coverage and publication of information regarding the company in an accepted publication, which permits a “manual exemption.” This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. We may not be able to secure a listing containing all of this information. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor’s, Moody’s Investor Service, Fitch’s Investment Service, and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

Accordingly, our common shares should be considered totally illiquid, which inhibits investors’ ability to resell their shares.

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

If our common stock is classified as a “penny stock,” the restrictions of the penny stock regulations of the Securities and Exchange Commission, or SEC, may result in less liquidity for our common stock.

The SEC has adopted regulations which define a “penny stock” to be any equity security that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If our common stock becomes eligible to trade on the OTC OTCQB market, we expect it will be classified as a “penny stock”. For any transactions involving a penny stock, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock by a retail customer, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker/dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. If the market price for shares of our common stock is below $5.00, and we do not satisfy any of the exceptions to the SEC’s definition of penny stock, our common stock will be classified as a penny stock. If such classification should occur, as a result of the penny stock restrictions, brokers or potential investors may be reluctant to trade in our securities, which may result in less liquidity for our common stock.

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

There may be future issuances or resales of our common stock which may materially and adversely dilute stockholders’ ownership interest and affect the market price of our common stock.

We are not restricted from issuing additional shares of our common stock in the future, including securities convertible into, or exchangeable or exercisable for, shares of our common stock. Our issuance of additional shares of common stock in the future will dilute the ownership interests of our then existing stockholders.

As of December 31, 2018, we have warrants outstanding to purchase 12,396,112 shares of our common stock at exercise prices as follows: 1,836,112 at $.01 or less per share, 1,025,000 at $.05 per share, 3,000,000 at $.10 per share and 5,000,000 shares of Common Stock at $.50 per share, which contain cashless exercise provisions; 750,000 at $.40 per share, and 785,000 shares of common stock at an exercise price of $0.75 per share.

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

As of March 31, 2019, VGP Discovery, Inc., or VGP, beneficially owned 14,118,400 shares of our common stock (including 3,102,400 shares of our common stock issuable pursuant to currently exercisable warrants), representing 35.0% of the outstanding shares of our common stock. Dr. Papadopoulos holds voting power and investment power over these shares of stock. VGP beneficially owned 29.6% of the outstanding shares as of that date.

As of March 31, 2019, CNKonsulting, Inc., or CNK, beneficially owned 13,180,800 shares of our common stock (including 2,896,800 shares of our common stock issuable pursuant to currently exercisable warrants), representing 32.8% of the outstanding shares of our common stock. Dr. Karatzas holds voting power and investment power over these shares of stock. CNK beneficially owned 27.6% of the outstanding shares of our common as of that date.

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

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments, not previously approved. We could be an emerging growth company for up to five (5) years, although we could lose that status sooner if our revenues exceed $1,000,000,000, if we issue more than $1,000,000,000 in non- convertible debt in a three (3) year period, or if the market value of our common stock held by non-affiliates exceeds $100,000,000 as of any April 30th date before that time, in which case we would no longer be an emerging growth company as of the following April 30th We cannot predict whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our executive offices are located at 7315 East Peakview Avenue, Englewood, Colorado 80111 and are provided to us on a month to month basis by a corporation in which our corporate secretary is affiliated. Beginning January 2017 through the present, we pay $400 per month for general office expenses related to these facilities. This monthly fee includes the use of office space as well as the use of business machines, telephone equipment and other office equipment and supplies. It is anticipated this arrangement will continue for 2019 but can be canceled at any time.

ITEM 3. LEGAL PROCEEDINGS.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market information

Our common stock is not currently trading and therefore not listed on any platform or exchange and therefore no data is available for the periods ended December 31, 2018 and December 31, 2017.

(b)	Holders

The number of record holders of our common stock as of March 31, 2019, was approximately 35 according to our records and those of our transfer agent.

(c)	Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

(d)	Securities authorized for issuance under equity compensation plans

Not applicable

Recent Sales of Unregistered Equity Securities

In October 2018, we issue warrants to purchase up to 1,161,112 shares of our common stock including 950,000 shares to our CFO, and 211,112 shares to our corporate secretary at an exercise price of $0.001 per shares exercisable for a period of three months. Also in October 2018 we issued a warrant to purchase up to 100,000 shares of our common stock for $0.01 per share for a period of up to five years pursuant to a consulting agreement with a member of our SAB.

In quarter ended March 31, 2019, we issued 1,296,112 shares of our $0.00001 par value common stock upon the exercise of warrants to purchase common stock including, 1,161,112 at an exercise price of $0.001 per share to two of our officers and 135,000 shares at an exercise price of $0.01 per share to a member of our SAB. As a result of these issuances the Company received total proceeds of $2,511.

We offered and sold the securities in reliance on an exemption from federal registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA.

This information is not required for Smaller Reporting Companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

IASO BioMed®, Inc. (IASO or the “Company”) is a developmental stage biotechnology company focusing on researching and developing drugs and diagnostic tests for products with a large commercial market potential as well and/or and drugs that may qualify for orphan drug status. The Company primarily is developing a drug that it believes will be a safer alternative to currently available testosterone replacement therapy by stimulating the body’s own testosterone production rather than using synthetic hormones and steroids; and secondarily developing an out of body test to identify Alzheimer’s disease. IASO is also developing a process, or method, which the Company believes will be the basis for developing an early stage blood or fluid test for Alzheimer’s disease. The Company was incorporated as a C-corporation in the state of Colorado on March 11, 2015. It has its primary place of business in Denver, Colorado.

JOBS Act –We are an “emerging growth company” as defined in the recently-enacted JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not “emerging growth companies.” As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain reporting and disclosure requirements, which may make our future public filings different than that of other public companies.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain new accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We will remain an “emerging growth company” until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed a “large accelerated filer” as defined under the federal securities laws.

We have not generated any revenue to date, and we do not currently have a product ready for sale.

At December 31, 2018 and December 31, 2017, the Company had cash of $140,234 and $20,191, respectively. It also had working capital deficit of $602,519 and $292,377, respectively and an accumulated deficit of $3,041,165 and $1,403,928, respectively. This raises substantial doubt about the Company’s ability to continue as a going concern. Management is taking action to ensure the Company will continue as a going concern for at least one year beyond the date of the issuance of the Company’s financial statements. From March 11, 2015 (Inception) through December 31, 2018, the Company has sold $971,842 in common stock. Common stock sales will continue as the Company seeks private placement offerings of its common stock. These fundraising efforts may not be successful. While there can be no assurances, management believes that these actions will enable the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

If we are unable to obtain additional financing on a timely basis, we may have to curtail our development, and business activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. See “Liquidity and Capital Resources” below.

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

The Company must also pay McGill an aggregate amount of $255,000 as milestone payments for the out of body test to identify Alzheimer’s disease.

These agreements, payable in Canadian dollars, expose the Company to foreign exchange transaction gains and losses. In addition, the Company and McGill agreed to issue 300,000 shares of our common stock to McGill in lieu of the pre-existing anti-dilution provisions. As McGill owns more than 5% of the Company’s outstanding common stock, it is considered a related party.

Also in January 2016 the Company signed a Research Agreement, amended in March 2017 to extend its term by one year, with Research Institute of the McGill University Health Centre, or RIMUHC, and Dr. Vassilios Papadopoulos which is necessary to continue the fundamental research required to develop the patent licensed to the Company from McGill. Dr. Papadopoulos is significant stockholder and member of the Company’s board of directors and he will conduct the research and serve as the principal investigator. The agreement provides that Dr. Vassilios Papadopoulos, and his staff will study “Peptide-based pharmacological induction of androgen formation in male hypogonadism” which is the underlying science behind our product candidate and necessary to develop the product. The research will be conducted at RIMUHC and improvements to the licensed intellectual property will be the property of the Company. The results of the research will be reviewed by the parties and the program may be extended upon mutual agreement. The agreement required the Company to pay a total of $130,000; $65,000 of which was paid upon execution of the agreement and $65,000 was paid in May 2016. The first amended Research Agreement called for $20,000 which was paid at signing, $55,000 paid in July 2017 and $55,000 paid in October 2017. The term of the agreement was the earlier one year or until the Research Program has been completed and that the agreement may be terminated without cause by either party upon 30 days’ advance written notice. The first amendment extended the term by one year. In May 2018 the Company paid RIMUHC an additional $65,000 to continue the research under the first amendment and began negotiating an additional amendment. A second amendment was executed in January 2019 encompassing the $65,000 payment made in May 2018 as well as an additional $35,000 to be paid in 2019. There are limited confidentiality provisions which are subject to the principal investigator’s right to publish findings of the research. The agreements do not enumerate specific termination provisions.

The description of the License Agreement, as amended, and Research Agreement, as amended, are not complete and are qualified by reference to Exhibits 10.1, 10.2, 10.3 and 10.6 to Form S-1 filed with the Securities and Exchange Commission.

The Company has sold $407,500 and $231,500 in common stock in 2018 and 2017, respectively.

Results of Operations

The year ended December 31, 2018 compared to year ended December 31, 2017

The following table presents a summary of our statements of operations for the years ended December 31, 2018 and 2017.

	For the Year Ended
	December 31,
	2018	2017
Revenues	$-	$-
Operating Expenses	1,633,637	714,405
Loss from Operations	(1,633,637)	(714,405)
Other Expenses	(3,600)	(2,009)
Net Loss	$(1,637,237)	$(716,413)
Earnings per Common Share:
Basic and Diluted	$(0.05)	$(0.02)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	35,194,755	33,837,920

Revenues

The Company was incorporated on March 11, 2015 and has no revenues to-date and has no products ready for sale.

General and administrative

General and administrative expenses consist primarily of professional, legal and accounting fees related to the preparation and filing of the Company’s Form S-1 registration statement and subsequent SEC filings in 2018 and 2017, with the addition of significantly increased stock-based compensation in 2018. General and administrative expenses increased by $782,311 for the year ended December 31, 2018 compared to the year ended December 31, 2017. The primary reason for the increase is share-based compensation expense along with the establishment of our Scientific Advisory Board and the resulting compensation of its members. The Company expensed accrued salaries of $225,000 for the year ended December 31, 2018 versus $187,500 for the year ended December 31, 2017. Share-based compensation expense of $915,345 was recorded in the year ended December 31, 2018 for the fair value of warrants issued as compensation to outside consultants as well as the Company’s CFO and corporate secretary as compared to $224,446 recorded for warrants to purchase shares to the Company’s CEO and CFO for the year ended December 31, 2017. The Company’s CEO and CFO were not paid a salary for their part-time services during the period March 11, 2015 (inception) through February 28, 2017. The Company has recognized the value of their services as contributed services by recognizing $5,000 for the year ended December 31, 2017, and additional paid-in capital in the balance sheet as of December 31, 2017. We established our Scientific Advisory Board with six members, including two members of our board of directors and four outside members, which accounted for $140,000 of expense recorded in 2018 with no similar expense in 2017. We also incurred $213,000 in professional and consulting expense, related party in the year ended December 31, 2018 related to payments made to members of our SAB who were also directors of the Company along with the consulting agreement and payments made to our Corporate Secretary, or his affiliates, and there was no similar expense in 2017. We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the execution of our business plan.

The Company incurred $20,833 and $9,866, respectively, in intellectual property expenses for the years ended December 31, 2018 and 2017 that are included as general and administrative expenses.

Research and development

Research and development costs are charged to operations in the period incurred. For the years ended December 31, 2018 and 2017, total research and development expenses were $95,000 and $171,078, respectively.

January 2016, the Company signed a worldwide, exclusive license agreement with The Royal Institution for the Advancement of Learning/McGill University, or McGill, for a patent titled Therapeutics for the Induction of Endogenous Steroidogenesis and Methods Associated with Their Identification underlying the basis of our Testosterone Replacement Therapy. The term of the agreement is 10 years or upon the expiration of the patent, whichever is later. The agreement may be terminated by the Company after one year from signing if it gives 60 day’s written notice, ceases to use the intellectual property, paying expense incurred by McGill, submitting reports, terminating all sublicenses and returning all confidential information. The agreement may be terminated by McGill upon in the event of a Company payment default, bankruptcy, material breach of the agreement or failure to use diligent efforts to commercialize and sublicense the intellectual property. This agreement requires, for each of the Company’s potential products, a 3% payment of annual net revenues, with a minimum royalty of CAD $5,000 each, per year starting on the date of commercialization of the first product developed using the intellectual property covered by the license agreement. The Company must pay milestone payments in the aggregate amount of $480,000. The Company has not made any payments to McGill as of this date under the Licensing Agreement (we have paid them the patent expenses of about $7k). The Company must also pay McGill an aggregate amount of $255,000 as milestone payments for the out of body test to identify Alzheimer’s disease.

Also in January 2016 the Company signed a Research Agreement, amended in March 2017 to extend its term by one year, with Research Institute of the McGill University Health Centre, or RIMUHC, and Dr. Vassilios Papadopoulos which is necessary to continue the fundamental research required to develop the patent licensed to the Company from McGill. Dr. Papadopoulos is significant stockholder and member of the Company’s board of directors and he will conduct the research and serve as the principal investigator. The agreement provides that Dr. Vassilios Papadopoulos, and his staff will study “Peptide-based pharmacological induction of androgen formation in male hypogonadism” which is the underlying science behind our product candidate and necessary to develop the product. The research will be conducted at RIMUHC and improvements to the licensed intellectual property will be the property of the Company. The results of the research will be reviewed by the parties and the program may be extended upon mutual agreement. The agreement required the Company to pay a total of $130,000 in 2015. In 2017 the Company and RIMUHC executed the first amended Research Agreement that called for $20,000 which was paid at signing, $55,000 paid in July 2017 and $55,000 paid in October 2017. The first amendment extended the term by one year. In May 2018 the Company paid RIMUHC an additional $65,000 to continue the research under the first amendment and began negotiating an additional amendment. A second amendment was executed in January 2019 encompassing the $65,000 payment made in May 2018 as well as an additional $35,000 to be paid in 2019. There are limited confidentiality provisions which are subject to the principal investigator’s right to publish findings of the research. The agreements do not enumerate specific termination provisions.

Interest expense

For the years ended December 31, 2018 and 2017, the Company recorded accrued interest expense of $3,600 and $2,009, respectively, for the notes payable to our CEO including $25,000 issued in October 2016 and $35,000 issued in October 2017. The total principal balance of $60,000 was outstanding on these notes at each of December 31, 2018 and 2017.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	December 31,
	2018	2017
Cash	$140,234	$20,191

Working Capital Deficit	$(602,519)	$(292,378)

Since our inception, we have not generated any revenues and have funded our operations through the sale of our equity securities and through notes payable from the Company’s CEO. The implementation of our business plan, as discussed in “Business,” will require the receipt of sufficient grant, equity and/or debt financing to purchase necessary technology and materials, fund our research and development efforts, and otherwise fund our operations. We anticipate our business plan will require $3-5 million to fund our anticipated operations for the next 18 to 24 months.

	For the years ended
	December 31,
	2018	2017
Cash provided by (used in):
Operating activities	$(291,707)	$(262,000)
Financing activities	$411,750	$269,000

Net Cash Used in Operating Activities

For the years ended December 31, 2018 and 2017, we experienced negative cash flows from operating activities of $291,707 and $262,000, respectively. This is due primarily to a net loss of $1,637,237 and $716,413, respectively, in 2018 and 2017. The loss for the year ended December 31, 2018 included non-cash expense for share-based compensation of $915,345 as compared to $224,446 in 2017 due to increases in warrants issued for to consultants and officers. There was also an increase in accrued salaries of $215,000 in 2018 versus $187,500 due to the full year of executive compensation in 2018 as opposed to only partial amounts in 2017. Accounts payable of $71,474 in 2018 versus $35,361 in 2017 due to increased operating costs, non-cash contributed services of $5,000 in 2017, an increase in accrued interest from $2,006 in 2017 versus $3,600 in 2018 all contributed to the increase in cash used in operating activities in 2018 as compared to 2017. We anticipate we will continue to use cash in operating activities in 2019 and for the foreseeable future.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018 and 2017 totaled $411,750 and $269,000, respectively, as a result of common stock sales of $407,500 and $231,500, respectively and a warrant exercises of $4,240 and $2,500, respectively, in 2018 and 2017. We will continue to seek additional funding through private placements and other funding sources for the foreseeable future.

For the year ended December 31, 2018, the Company sold in a private placement issuing 250,000 shares of common stock at $0.40 per share as well as 1,025,000 shares of our common stock at $0.30 per share for total proceeds of $407,500. In addition, warrant to purchase 425,000 shares of our common stock were exercised at a price of $0.01 per share for total proceeds to the Company of $4,250.

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

(c)	Off-Balance sheet arrangements

During the fiscal year ended December 31, 2018, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

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

The principal risks of loss arising from adverse changes in market rates and prices to which we are exposed relate to interest rates on debt. We have only fixed rate debt. We had $60,000 of debt outstanding as of December 31, 2018, which has been borrowed at a fixed rate of 6%. All of this fixed rate debt is due on demand or is due during the current fiscal year.

ITEM 8. FINANCIAL STATEMENTS.

The financial statements and related information required to be filed are indexed and begin on page F-1 and are incorporated herein.

IASO BioMed, Inc.

Financial Statements

For the Years Ended December 31, 2018 and December 31, 2017

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of IASO BioMed, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IASO BioMed, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2017

Lakewood, CO

April 23, 2019

IASO BIOMED, INC.

BALANCE SHEETS

DECEMBER 31, 2018 and 2017

	December 31,	December 31,
	2018	2017

CURRENT ASSETS:
Cash	$140,234	$20,191
Prepaid expenses	1,451	1,562

Total current assets	141,685	21,753

TOTAL ASSETS	$141,685	$21,753

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$92,901	$64,427
Accounts payable, related party	43,000	-
Note payable, related party	60,000	60,000
Accrued salaries	402,500	187,500
Accrued board fees	140,000	-
Accrued interest, related party	5,803	2,203

Total current liabilities	744,204	314,130

TOTAL LIABILITIES	744,204	314,130

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,00 shares authorized; 35,952,632 and 34,252,632 shares issued and outstanding	3,595	3,425
Additional paid-in capital	2,435,051	1,108,126
Accumulated deficit	(3,041,165)	(1,403,928)

Total shareholders’ deficit	(602,519)	(292,377)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$141,685	$21,753

See accompanying notes to these financial statements

IASO BIOMED, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	For the year ended December 31,
	2018	2017

Revenues	$-	$-

Operating expenses:
General and administrative	1,325,637	543,326
Professional and consulting expense, related party	213,000	-
Research and development	95,000	171,078
Total operating expenses	1,633,637	714,404

Loss From Operations	(1,633,637)	(714,404)

Other Expenses:
Interest expense, related party	3,600	2,009
Total other expenses	3,600	2,009

Net Loss	$(1,637,237)	$(716,413)

Earnings per Common Share:
Basic and diluted loss per share	$(0.05)	$(0.02)

Weighted average number of common Shares outstanding:
Basic and diluted	35,194,755	33,837,920

See accompanying notes to these financial statements

IASO BIOMED, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2018 AND 2017

			ADDITIONAL
	COMMON STOCK		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
BALANCE, December 31, 2016	33,427,632	$3,343	$644,762	$(687,515)	$(39,410)
Sale of common stock	575,000	57	231,443	-	231,500
Warrant exercises	250,000	25	2,475	-	2,500
Share-based compensation	-	-	224,446	-	224,446
Contributed services	-	-	5,000	-	5,000
Net loss	-	-	-	(716,413)	(716,413)
BALANCE, December 31, 2017	34,252,632	3,425	1,108,126	(1,403,928)	(292,377)
Sale of common stock	1,275,000	127	407,373	-	407,500
Warrant exercises	425,000	43	4,207	-	4,250
Share-based compensation	-	-	915,345	-	915,345
Net loss	-	-	-	(1,637,237)	(1,637,237)
BALANCE, December 31, 2018	35,952,632	$3,595	$2,435,051	$(3,041,165)	$(602,519)

See accompanying notes to these financial statements

IASO BIOMED, INC.

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	For the year ended December 31,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(1,637,237)	$(716,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock for license fees	-	-
Share-based compensation	915,345	224,446
Contributed services	-	5,000
Changes in assets and liabilities:
Prepaid expenses	111	(170)
Accounts payable	71,474	35,631
Accrued salaries	215,000	187,500
Accrued board fees	140,000	-
Accrued interest, related party	3,600	2,006
Net cash used in operating activities	(291,707)	(262,000)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable, related party	-	53,000
Payments on notes payable, related party	-	(18,000)
Proceeds from sale of common stock	407,500	231,500
Proceeds from the exercise of warrants	4,250	2,500
Net cash provided by financing activities	411,750	269,000

Net Increase (Decrease) in Cash	120,043	7,000
Cash, beginning of period	20,191	13,191
Cash, end of period	$140,234	$20,191

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, note payable - officer	$-	$3

See accompanying notes to these financial statements

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

Research and Development Costs – Research and development costs are charged to operations in the period incurred. For the years ended December 31, 2018 and 2017, the Company incurred $95,000 and $171,078 in research and development costs, respectively.

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

IASO BIOMED, INC.

NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments – The carrying value of cash and cash equivalents and trade accounts payable are considered to approximate fair value due to the short-term nature of these instruments.

Earnings Per Share – Basic loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding, plus the impact of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants, plus the conversion of convertible notes, if any. There were 12,396,112 and 8,760,000, respectively, shares excluded as they were anti-dilutive at December 31, 2018 and 2017.

Recently Issued Accounting Pronouncements– In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date and have lease terms of more than 12 months. This topic retains the distinction between finance leases and operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, and must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Although the Company currently has no lease obligations, it will adopt the new requirements if it enters into a lease obligation.

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

2. Going Concern:

At December 31, 2018 and December 31, 2017, the Company had cash of $140,234 and $20,191, respectively. It also had working capital deficit of $602,519 and $292,377, respectively and an accumulated deficit of $3,041,165 and $1,403,928, respectively. This raises substantial doubt about the Company’s ability to continue as a going concern. Management is taking action to ensure the Company will continue as a going concern for at least one year beyond the date of the issuance of the Company’s financial statements. From March 11, 2015 (Inception) through December 31, 2017, the Company has sold $971,842 in common stock. Common stock sales will continue as the Company seeks private placement offerings of its common stock. These fundraising efforts may not be successful. While there can be no assurances, management believes that these actions will enable the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

IASO BIOMED, INC.

NOTES TO FINANCIAL STATEMENTS

3. Related Party Transactions:

Note Payable – In October 2016, the Company executed an unsecured note payable to Richard Schell, the Company’s Chief Executive officer, founder and stockholder for $25,000 bearing interest at 6% per annum, which remained outstanding at December 31, 2018 and December 31, 2017 with accrued interest payable of $3,197 and $1,697, respectively.

In October 2017, the Company executed an unsecured promissory note to Richard Schell for $35,000 bearing interest at 6% per annum, which remained outstanding at December 31, 2018 and December 31, 2017 with accrued interest payable of $2,606 and $506, respectively.

A total of $3,600 and $2,009 of interest expense was accrued during the years ended December 31, 2018 and 2017, respectively.

Employment Agreements – In March 2017 the Company entered into an employment agreement with its CEO for a two-year term. The base salary of $150,000 per annum is payable to the CEO only upon the Company’s raising of an additional $750,000. Mr. Schell will assume his responsibilities on a part time basis until requested by the Board of Directors to become a full-time executive. The CEO also received warrants to purchase 250,000 shares of the Company’s common stock at $0.40 per share for a period of five years after issuance. 125,000 warrants vested upon signing the agreement and the remaining 125,000 vested in March 2018. The CEO will also be eligible to earn discretionary annual performance bonuses upon meeting certain objectives as determined by the Board of Directors, none of which have been earned to date. The agreement provides for severance payments.

In March 2017 the Company entered into an employment agreement with its CFO for a two-year term. The CFO will assume his responsibilities on a part time basis until requested by the Board of Directors to become a full-time executive. The base salary of $75,000 per annum is payable to the CFO only upon the Company’s raising of an additional $750,000. When the CFO becomes a full-time executive, his salary will be increased to $125,000 per annum, which has not yet occurred. The CFO also received warrants to purchase 500,000 shares of the Company’s common stock at $0.40 per share for a period of five years after issuance; 250,000 warrants vested upon signing the agreement and the remaining 250,000 vested in March 2018. The CFO will also be eligible to earn discretionary annual performance bonuses upon meeting certain objectives as determined by the Board of Directors, none of which have been earned to date. The agreement provides for severance payments.

The Company accrued $225,000 and $187,500 in salaries related to these agreements for years ended December 31, 2018 and 2017, respectively. During the year period ended December 31, 2018, $10,000 was paid to these officers from fees accrued under these agreements.

IASO BIOMED, INC.

NOTES TO FINANCIAL STATEMENTS

Contributed Services – The Company’s CEO and CFO were not paid a salary during the period from March 11, 2015 (inception) through February 28, 2017. The Company recognized the value of their services as contributed services by recognizing $5,000 of compensation expenses in general and administration expenses in the statement of operations for the year ended December 31, 2017 and there was no similar expense in the year ended December 31, 2018.

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

The Company accrued a total of $150,000 in fees related to these agreements for the year ended December 31, 2018, which includes $50,000 in fees and $100,000 in signing bonuses. The company paid a total of $10,000 in accrued fees under these agreements during the year ended December 31, 2018.

Services Agreement – Effective January 1, 2017, the Company pays a company owned by the Company’s Corporate Secretary’s $400 per month for reimbursement of certain administrative office expenses such as computer, internet, phone and similar items. The agreement is on a month-to-month basis and may be terminated at any time by either party. Total expense for the years ended December 31, 2018 and 2017 was $4,800.

IASO BIOMED, INC.

NOTES TO FINANCIAL STATEMENTS

Consulting Agreement and other Payments - Effective March 1, 2018, the Company entered into a Consulting Agreement with our Corporate Secretary through which will be paid $5,000 per month for a term of two years and is automatically extended on an annual basis unless terminated by either party with thirty days written notice. A total of $45,000 was accrued, and $5,000 paid under this agreement during the year ended December 31, 2018. In addition, we paid a total of $18,000 to a company controlled by our Corporate Secretary for additional consulting services rendered during the year ended December 31, 2018.

4. Stockholders’ Equity:

The Company has the authority to issue 110,000,000 shares of $.0001 par value stock, of which 100,000,000 shares are common stock and 10,000,000 shares are preferred stock. As of December 31, 2018, and December 31, 2017 there were 35,952,632 and 34,252,632 common stock shares issued and outstanding.

For the year ended December 31, 2018, the Company sold a total of $407,500 through private placements as follows: 250,000 shares of our common stock at $0.40 per share that included warrants to purchase up to 250,000 shares of our common stock exercisable at $0.75 per share for a period of three years from issuance; and 1,025,000 shares of our common stock at $0.30 per share that included warrants to purchase up to 1,025,000 shares of our common stock exercisable at $0.05 per share for a period of three years from issuance.

During the year ended December 31, 2018, the Company issued warrants to purchase up to 960,000 shares of common stock at an exercise price of $0.01 per share to business, legal and scientific consultants; 100,000 of which expire in October 2023, 400,000 of which expire in December 2022 and 460,000 of which expire in February 2021. Subsequent to issuance, 425,000 of these warrants were exercised during the year ended December 31, 2018 for proceeds to the Company of $4,250. We incurred stock compensation expense totaling $376,668 in connection with the issuance of these warrants as more fully explained in Note 6 – Share-based Compensation.

During the year ended December 31, 2018, the Company issued warrants to purchase up to 140,000 shares of common stock at an exercise price of $0.01 per share, and expire in September 2019, through execution of agreements with new members of our Scientific Advisory Board. We incurred stock compensation expense totaling $54,876 in connection with the issuance of these warrants as more fully explained in Note 6 – Share-based Compensation.

During the year ended December 31, 2018, the Company issued warrants to purchase up to 1,161,112 shares of common stock at an exercise price of $0.001 per share, and expire in September 2019, through execution of agreements with new members of our Scientific Advisory Board. We incurred stock compensation expense totaling $463,299 in connection with the issuance of these warrants as more fully explained in Note 6 – Share-based Compensation.

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

IASO BIOMED, INC.

NOTES TO FINANCIAL STATEMENTS

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

5. Commitments and Contingencies:

Royalties – In January 2016, the Company signed a license agreement with The Royal Institution for the Advancement of Learning/McGill University in Canada on the Company’s potential products. This agreement requires, for each of the Company’s potential products, a 3% payment of annual net revenues, with a minimum royalty of CAD $5,000 each, per year starting on the date of commercialization of the first product developed using the intellectual property covered by the license agreement. The Company must pay milestone payments for the androgen replacement treatment as follows:

●	CAD $5,000 on the issuance of the first US patent

●	CAD $25,000 on the filing of an investigational new drug application or regulatory filing

●	CAD $50,000 on the initiation of the first Phase II clinical study

●	CAD $100,000 on the initiation of the first Phase III clinical study

●	CAD $300,000 on receipt of regulatory approval

The Company must also pay milestone payments as follows for the out of body test to identify Alzheimer’s disease as follows:

●	CAD $5,000 on the issuance of the first US patent

●	CAD $50,000 on the filing of a 510(k) or PMA application

●	CAD $200,000 on receipt of regulatory approval

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

Research Agreement– In January 2016 the Company signed a Research Agreement with The Research Institute of the McGill University Health Centre (RIMUHC) in Canada for research activities on the Company’s potential products. The agreement covers a period of one year and required the Company to pay a total of $130,000. The Agreement was amended in March 2017 to extend the term for one year and required the payment of an additional $130,000 over that period. The Company paid these installment payments in July and October 2017 leaving no balance due. The Company agreed in June 2018 to an additional payment of $65,000 to continue research and development activities at RIMUHC and signed an extension of the agreement in January 2019 (as more fully explained in Note 8 – Subsequent Events). This amount was paid in August 2018.

IASO BIOMED, INC.

NOTES TO FINANCIAL STATEMENTS

Scientific Advisory Board – In September 2018 we executed agreements with four new members of our Scientific Advisory Board (“SAB”) through which each new member received a warrant to purchase up to 35,000 shares of our common stock at an exercise price of $0.01 per share for a period of one year. In addition, each new SAB member will be paid an annual fee of $25,000, paid quarterly, commencing with the first scheduled SAB meeting that occurred November 2018. These agreements may be renewed annually, under the same terms and conditions, should each member’s appointment to the SAB be continued. We incurred stock compensation cost of $54,876 in connection with the issuance of these warrants as explained more fully in Note 6. Share-based Compensation below.

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

Total share-based compensation related to these warrants was $20,502 and $224,446 for the years ended December 31, 2018 and 2017, respectively.

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

Risk-free interest rate	2.33 – 2.34%
Expected term	2.5 years
Volatility	115-137%
Dividend yield	-
Fair value	$0.39

IASO BIOMED, INC.

NOTES TO FINANCIAL STATEMENTS

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

Total share-based compensation related to these warrants was $336,926 for the year ended December 31, 2018.

In September 2018 the Company issued warrants to purchase up to 140,000 shares of common stock at an exercise price of $0.01 per share to new members of our Scientific Advisory Board that expire in September 2019. Estimated fair values of warrants granted were determined using the Black-Scholes option pricing model with the following average assumptions:

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

Total share-based compensation related to these warrants was $54,876 for the year ended December 31, 2018.

In October 2018 the Company issued a warrant to purchase up to 100,000 shares of stock at an exercise price of $0.01 per share to business and scientific consultant that expires in October 2023. Estimated fair values of warrants granted were determined using the Black-Scholes option pricing model with the following average assumptions:

Risk-free interest rate	2.85%
Expected term	2.5 years
Volatility	237%
Dividend yield	-
Fair value	$0.40

IASO BIOMED, INC.

NOTES TO FINANCIAL STATEMENTS

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

Total share-based compensation related to this warrant was $39,741 for the year ended December 31, 2018.

In October 2018 the Company issued warrants to purchase up to 1,161,112 shares of stock at an exercise price of $0.001 per share to each of the Company’s CFO (950,000 shares) and Corporate Secretary (211,112 shares) that were due to expire, but were exercised, in January 2019 (See Note 9 – Subsequent Events below). Estimated fair values of warrants granted were determined using the Black-Scholes option pricing model with the following average assumptions:

Risk-free interest rate	2.41%
Expected term	2.5 years
Volatility	239%
Dividend yield	-
Fair value	$0.40

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

Total share-based compensation related to these warrants was $463,299 for the year ended December 31, 2018.

Warrants

A summary of the activity of the Company’s outstanding warrants at December 31, 2018 and December 31, 2017 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value

Outstanding and exercisable at December 31, 2016	8,075,000	$0.35	$0

Granted	935,000	0.41	0.33
Expired/Cancelled	-	-	-
Exercised	(250,000)	0.01	-

Outstanding and exercisable at December 31, 2017	8,760,000	$0.35	$0.33

Granted	4,061,112	0.13	0.39
Expired/Cancelled	-	-	-
Exercised	(425,000)	0.01	-

Outstanding and exercisable at December 31, 2018	12,396,112	$0.31	$0.36

IASO BIOMED, INC.

NOTES TO FINANCIAL STATEMENTS

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of December 31, 2018:

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.001 - $0.01	1,836,112	$0.003	1.9 years

$0.05	1,025,000	$0.05	2.7 years

$0.10	3,000,000	$0.10	1.6 years

$0.40	750,000	0.40	3.2 years

$0.50	5,000,000	0.50	1.6 years

$0.75	785,000	0.75	1.6 years

	12,396,112	$0.37	2.1 years

7. Income Taxes:

The components of the net deferred tax assets recognized as of December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets:
Capitalized start-up costs	638,645	447,336
Deferred tax asset	638,645	447,336
Valuation allowance	(638,645)	(447,336)

Net deferred tax assets	$–	$–

A reconciliation of statutory tax rates to effective tax rates were as follows in each of the periods presented:

	2018	2017
Federal income taxes at statutory rate	21.00%	34.00%
State income taxes at statutory rate	4.63%	4.63%
Valuation allowance	(25.63)%	(38.63)%
Effective tax rate	0.00%	0.00%

As of December 31, 2018 and 2017 the Company had capitalized start-up costs for tax purposes of approximately $3,041,165 and $1,403,928, respectively, which will be amortized over 15 years upon commencement of business operations.

IASO BIOMED, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2018 and 2017, an evaluation of the deferred tax asset determined that it was more likely than not that the start-up cost asset may not be realized, and therefore a valuation allowance for $638,645 and $477,336, respectively, was recorded.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the periods ended December 31, 2018 and 2017, the Company did not recognize any interest or penalties in its statement of operations, nor did it have any interest or penalties accrued in its balance sheets at December 31, 2018 and 2017 relating to unrecognized tax benefits.

Under the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, the Company identified no significant uncertain tax positions in 2017. The Company files income tax returns in U.S. jurisdiction. There are no federal or state income tax examinations underway for these, and tax returns for the current year are still open to examination.

8. Subsequent Events:

On November 1, 2018, the Registrant’s Board approved the issuance of warrants to purchase shares of the Corporation’s common stock to two of its executive officers. Mr. Duane C. Knight, Chief Financial Officer of the Registrant, received a warrant to purchase up to 950,000 shares of common stock exercisable for period of three months at an exercise price of $0.001 per share. Mr. Thomas B. Olson, Corporate Secretary of the Registrant, received a warrant to purchase up to 211,112 shares of common stock exercisable for period of three months at an exercise price of $0.001 per share. Messrs. Knight and Olson exercised these warrants in January 2019.

On January 5, 2019, the Board of Directors of IASO BioMed, Inc. (the “Registrant”) approved the following extensions to certain Employment and Scientific Advisory Board Agreements (together the “Agreements”) with its Officers and Directors that were set to expire during the first quarter of 2019 including:

●	Extension for a period of two (2) years of the Employment Agreement between IASO BioMed, Inc. and Richard M. Schell, originally effective March 1, 2017; and
●	Extension for a period of two (2) years of the Employment Agreement between IASO BioMed, Inc. and Duane Knight, originally effective March 1, 2017; and
●	Extension for a period of one (1) year of the Scientific Advisory Board Agreement by and between IASO BioMed, Inc. and Dr. Vassilios Papadopoulos dated as of March 1, 2018; and
●	Extension for a period of two (2) years of the Scientific Advisory Board Agreement by and between IASO BioMed, Inc. and Dr. Costas Karatzas dated as of March 1, 2018.

Each of the above Agreements were extended under the terms and conditions contained in the Agreements in effect at the time of the extensions with no alteration except for the new Agreement end dates. Each of the directors abstained on voting for extension of their Agreement.

In January 2016 the Company signed a Research Agreement with The Research Institute of the McGill University Health Centre (RIMUHC) in Canada for research activities on the Company’s potential products that was amended in March 2017. The Company agreed in June 2018 to an additional payment of $65,000 to continue research and development activities at RIMUHC and signed an extension of the agreement in January 2019 that includes an additional payment of $35,000 in 2019, which has not yet been paid.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), who act as our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, our CEO and CFO have concluded that as of December 31, 2018, disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;
●	Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)(b)(c) Identification of directors and executive officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

NAME	AGE	POSITION	SINCE
Richard M. Schell	62	Chief Executive Officer, President and Chairman of the Board	March 2015

Duane C. Knight	58	Chief Financial Officer, Director	March 2015

Vassilios Papadopoulos, PhD	58	Director	March 2015

Costas Karatzas, PhD	59	Director	March 2015

(c)	Significant employees

Not applicable.

(d)	Family relationships

None.

(e)	Business experience

Richard M. Schell

Dick Schell has served as our Chief Executive Officer and Chairman of the Board of Directors since March 2015. From December 1997 to the present, Mr. Schell served as a Vice President and Relationship Manager for Colorado Business Bank. Mr. Schell earned a Bachelor of Science degree in Finance from the University of Wyoming and a Graduate Banking degree from the Colorado School of Banking. We believe that Mr. Schell’s extensive experience in banking, finance and guidance to numerous companies, ranging from oil and gas exploration to technology and high tech production facilities during their initiation and development gives him the qualifications and skills to serve as one of our directors.

Duane C. Knight, Jr.

Duane C. Knight, Jr. has served as our Chief Financial Officer and director since March 2015. From 1999 to the present he was the owner of owner of D.C. Knight Company, Inc., a financial and accounting consulting firm. Mr. Knight served as chief financial officer of ValveXchange, Inc., Neuromonics, Inc., and Denver Biomedical, Inc., all of which are medical device manufacturers. Mr. Knight earned his BSBA degree in Accounting from Colorado State University with a Minor in Economics, and an MBA from the University of Colorado. He is a published author, speaker and a Colorado Certified Public Accountant. We believe that Mr. Knight’s extensive experience in medical device industry and his experience as a CPA and Chief Financial Officer responsible for public company financial accounting and controls gives him the qualifications and skills to serve as one of our directors.

Vassilios Papadopoulos, PhD

Dr. Papadopoulos has served as our director since March 2015. From October 1, 2016, Dr. Papadopoulos currently serves as dean of the USC School of Pharmacy and holds the John Stauffer Dean’s Chair in Pharmaceutical Sciences. From 2007 to October 1, 2016, Dr. Papadopoulos served as the Executive Director and Chief Scientific Officer of the Research Institute of the McGill University Health Centre. From 2007 to October 1, 2016, he served as a professor of medicine, biochemistry, pharmacology therapeutics at McGill University and held the Canada Research Chair in Biochemical Pharmacology and the Phil Gold Chair in Medicine. Dr. Papadopoulos was formerly a faculty member of Georgetown University’s School of Medicine in Washington D.C. and became a professor and Chairman of the Biochemistry and Molecular Biology departments, and the Director of the Biomedical Graduate Research Organization. Dr. Papadopoulos has published more than 300 articles and holds many patents and his work has been cited over 15,700 times. Dr. Papadopoulos is a graduate of the School of Pharmacy of the University of Athens, Greece, and completed his PhD in Health and Life Science at the Universit Pierre et Marie Curie in Paris. We believe that Dr. Papadopoulos extensive experience in steroid hormone biosynthesis research and his role in developing our products gives him the qualifications and skills to

Costas Karatzas, PhD.

Dr. Karatzas has served as our director since March 2015. From 2009 to the present, Dr. Karatzas serves as the Director of Business Development at the Research Institute of McGill University Health Center, Montreal, Canada responsible for business development, technology transfer, commercialization, fund raising and international alliance activities. From 1994 to 2008 he held senior management positions as Vice President and Senior Vice President of R D managing multidisciplinary teams of scientists and responsible for operations, IP strategy, technology transfer and part of senior management of NEXIA Biotechnologies Inc. during their initial public offering. He also held senior management positions at Gene Pharming Europe, AgroCultures, Pharmathene Inc. Dr. Karatzas has 47 peer review publications, and is the inventor of 16 patents and he has authored 4 book chapters. Dr. Karatzas attended McGill University where he earned a M.Sc., (Hon.) in Muscle Biochemistry and a Ph.D., in Molecular Biology (Animal Endocrinology) and has completed McGill’s Executive Development Course Mini-MBA. He Holds a B.Sc., degree from the Agricultural University of Athens. We believe that Dr. Karatzas’ extensive experience in business development, technology transfer, product development and commercialization in the biotechnology and medical device industries gives him the qualifications and skills to serve as one of our directors.

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

In March 2017 the Company entered into an employment agreement with its CEO for a two-year term, which agreement was extended for an additional two years in January 2019. The base salary of $150,000 per annum is payable to the CEO only upon the Company’s raising of an additional $750,000. Mr. Schell will assume his responsibilities on a part time basis until requested by the Board of Directors to become a full-time executive. The CEO also received warrants to purchase 250,000 shares of the Company’s common stock at $0.40 per share for a period of five years after issuance. The CEO will also be eligible to earn discretionary annual performance bonuses upon meeting certain objectives as determined by the Board of Directors, none of which have been granted or paid as of December 31, 2018. The agreement provides for severance payments.

In March 2017 the Company entered into an employment agreement with its CFO for a two-year term, which term was extended for an additional two years in January 2019. The CFO has assumed his responsibilities on a part time basis until requested by the Board of Directors to become a full-time executive, which has not yet occurred. The current base salary of $75,000 per annum is payable to the CFO only upon the Company’s raising of an additional $750,000. When the CFO becomes a full-time executive, his salary will be increased to $125,000 per annum. The CFO also received warrants to purchase 500,000 shares of the Company’s common stock at $0.40 per share for a period of five years after issuance. The CFO will also be eligible to earn discretionary annual performance bonuses upon meeting certain objectives as determined by the Board of Directors, none of which have been granted or paid as of December 31, 2018. The agreement provides for severance payments. In October 2018, our board of directors issued our CFO a warrant to purchase up to 950,000 shares of our common stock for a period of three months at an exercise price of $0.001 per share. These warrants were subsequently exercised by our CFO in January 2019.

(c)	Summary compensation table

The following table summarizes the compensation accrued to our principal executive officer, principal financial officer and any other executive officers for the years ended December 31, 2018 and 2017, whose total compensation exceeded $100,000.

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Richard M. Schell
CEO, President & Director; Principal Executive Officer	2018	$150,000	$0	0	$41,005	$191,005
	2017	$125,000	$0	0	$40,619	$165,619

Duane C. Knight
CFO & Principal Accounting Officer	2018	$75,000	0	0	$481,573	$556,573
	2017	$62,500	0	0	$81,316	$143,816

(d)	Grants of plan-based awards table

There were no grants made to officers in the years ended December 31, 2018 or 2017. Please see Compensation discussion and analysis above for information on warrants to purchase common stock issued to certain officers of the Company during 2018.

(e)	Narrative disclosure to summary compensation table and grants

For Mr. Schell in 2018, in addition to salary listed above, other compensation represents the fair market value of warrants to purchase 125,000 shares of the Company’s common stock at $0.40 per share for a period of five years after issuance that vested in 2018. The entire salary amount of $150,000 earned by Mr. Schell in 2018 as well as $125,000 in 2017, has been accrued and remained unpaid at December 31, 2018.

For Mr. Schell in 2017, in addition to salary listed above, other compensation represents the fair market value of warrants to purchase 125,000 shares of the Company’s common stock at $0.40 per share for a period of five years after issuance that vested upon execution of Mr. Schell’s employment agreement. The entire salary amount of $125,000 earned by Mr. Schell in 2017 was accrued and remained unpaid at December 31, 2017.

For Mr. Knight in 2018, in addition to salary listed above, other compensation represents the fair market value of warrants to purchase 250,000 shares of the Company’s common stock at $0.40 per share for a period of five years after issuance that vested in 2018 valued at $20,502; as well as the fair market value of warrants to purchase 950,000 shares of the Company’s common stock at $0.001 per share for a period of three months granted in October 2018 valued at $379,062. The entire salary amount of $75,000 earned by Mr. Knight in 2018 as well as $62,500 in 2017, has been accrued and remained unpaid at December 31, 2018.

For Mr. Knight in 2017, in addition to salary listed above, other compensation represents the fair market value of warrants to purchase 250,000 shares of the Company’s common stock at $0.40 per share for a period of five years after issuance that vested upon execution of Mr. Knight’s employment agreement. The entire amount of $62,500 earned by Mr. Knight in 2017 has been accrued and remained unpaid at December 31, 2017.

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

The following table sets forth information known to the Company with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of March 31, 2019 by: (1) each person known by the Company to beneficially own 5% or more of the Company’s outstanding common stock; (2) each of the named executive officers as defined in Item 402(a)(3); (3) each of the Company’s directors; and (4) all of the Company’s named executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Percentage ownership is based on 37,248,744 shares of common stock outstanding as of March 31, 2019.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Number of Warrants Beneficially Owned	Total Shares Beneficially Owned	Percent of Class

VGP Discovery, Inc. (1) 381 Rosita Ln Pasadena, CA 91105	11,016,000	3,102,400	14,118,400	35.0%
CNKonsulting, Inc. (2) 251 Sherwood Road Beaconsfield, QC Canada	10,284,000	2,896,800	13,180,800	32.8%
Minerals, LLC (3) 2025 Union Drive Lakewood, Colorado	2,466,667	917,200	3,383,867	8.9%
SMW, LLC (4) 319 Clematis Street, Suite 400 West Palm Beach, Florida	2,366,667	667,200	3,033,867	8.0%
The Royal Institution for the Advancement of Learning/McGill University 2155, rue Guy, 5e étage Montréal, QC CANADA H3H 2R9	1,952,632	-0-	1,952,632	5.2%
Venture 10 Capital Partners, LLC (5) 7315 East Peakview Avenue Centennial, Colorado	1,577,778	444,800	2,022,578	5.4%
Duane Knight (6) 7315 East Peakview Avenue Centennial, Colorado	1,000,000	500,000	1,500,000	4.0%
All Executive Officers and Directors as a Group (4 persons)(1)(2)(3)(6)	24,766,667	7,416,400	32,183,067	72.1%

(1)	Includes 3,102,400 shares of common stock issuable upon the exercise of warrants that are exercisable currently or within 60 days. The shares and warrants are owned directly by VGP Discovery, Inc. Vassilios Papadopoulos holds all investment and voting power over VGP Discovery, Inc.
(2)	Includes 2,896,800 shares of common stock issuable upon the exercise of warrants that are exercisable currently or within 60 days. The shares and warrants are owned directly by CNKonsulting, Inc. Costas Karatzas has voting and investment power over CNKonsulting, Inc.
(3)	Includes 917,200 shares of common stock issuable upon the exercise of warrants that are exercisable currently or within 60 days. The shares and warrants are owned directly by Minerals, LLC. Richard Schell holds all investment and voting power over Minerals, LLC. Includes 250,000 shares of common stock purchased by Mr. Schell and Ms. Rebecca Rice, Mr. Schell’s wife, in a private placement of common stock by the company.
(4)	Includes 667,200 shares of common stock issuable upon the exercise of warrants that are exercisable currently or within 60 days. The shares and warrants are owned directly by SMW, LLC. Minergy Group, LLC holds all investment and voting power over SMW, LLC. William S. Wagener controls Minergy Group, LLC. Keith Mazer, one of our founders, is a member of SMW, LLC. Mr. Mazer disclaims all beneficial ownership over the shares held by SMW, LLC.
(5)	Includes 444,800 shares of common stock issuable upon the exercise of warrants that are exercisable currently or within 60 days. The shares and warrants are owned directly by Venture 10 Capital Partners, LLC. Mary Virginia Knight holds all investment and voting power over Venture 10 Capital Partners, LLC.
(6)	Includes 500,000 shares of common stock issuable upon the exercise of warrants that are exercisable currently or within 60 days.

(c)	Changes in control

We are not aware of any arrangements that could result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a)	Transactions with related persons

Notes Payable – In October 2016, the Company executed an unsecured note payable to Richard Schell, the Company’s Chief Executive officer, founder and stockholder for $25,000 bearing interest at 6% per annum, which remained outstanding at December 31, 2018 and December 31, 2017 with accrued interest payable of $3,197 and $1,697, respectively.

In July 2017, the Company executed an unsecured promissory note to Richard Schell for $18,000 bearing interest at 6% per annum. The principal amount of the note, together with $3.00 in accrued interest, was repaid by the Company a day after execution from the proceeds of the sale of common stock.

In October 2017, the Company executed an unsecured promissory note to Richard Schell for $35,000 bearing interest at 6% per annum, which remained outstanding at December 31, 2018 and December 31, 2017 with accrued interest payable of $2,606 and $506, respectively.

In October 2018, our board of directors issued our CFO a warrant to purchase up to 950,000 shares of our common stock for a period of three months at an exercise price of $0.001 per share. These warrants were subsequently exercised by our CFO in January 2019. These warrants were determined by the Company to have a fair market value of $379,062 using the Black-Scholes option pricing model.

In October 2018, our board of directors issued our corporate secretary a warrant to purchase up to 211,112 shares of our common stock for a period of three months at an exercise price of $0.001 per share. These warrants were subsequently exercised in January 2019. These warrants were determined by the Company to have a fair market value of $84,236 using the Black-Scholes option pricing model.

Services Agreement – Effective January 1, 2017 and continuing at present, the Company pays the Company’s Corporate Secretary’s company $400 per month for reimbursement of certain administrative charges such as computer, internet, phone and similar items. The oral agreement is on a month-to-month basis and may be terminated at any time by either party. Total expense in each of the years ended December 31, 2018 and 2017 was $4,800.

Consulting Agreement and other Payments - Effective March 1, 2018, the Company entered into a Consulting Agreement with our Corporate Secretary through which will be paid $5,000 per month for a term of two years and is automatically extended on an annual basis unless terminated by either party with thirty days written notice. A total of $45,000 was accrued, and $5,000 paid under this agreement during the year ended December 31, 2018. In addition, we paid a total of $18,000 to a company controlled by our Corporate Secretary for additional consulting services rendered during the year ended December 31, 2018.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

BF Borgers CPA PC served as the Company’s certifying accountant for the fiscal years ended December 31, 2018 and 2017.

Audit Fees

Fees for audit services billed for the fiscal year ended December 31, 2018 by BF Borgers CPA PC are anticipated to be $15,120, and for the fiscal year ended December 31, 2017 were $14,040; and consisted of audit of the Company’s annual financial statements. For the fiscal year ended December 31, 2018, the Company paid BF Borgers CPA PC $22,260 for reviews of the Company’s quarterly financial statements.

For the fiscal year ended December 31, 2017, the Company paid Hein & Associates LLP $28,185 for reviews of the Company’s quarterly financial statements.

Audit-Related Fees

There were no other aggregate fees billed in the year ended December 31, 2018 or 2017 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of the financial statements that were not reported above.

Tax Fees

The fees billed for the year ended December 31, 2018 were $1,620 for professional services rendered by BF Borgers CPA PC for tax compliance, tax advice, and tax planning. The fees billed for the year ended December 31, 2017 were $3,000 for professional services rendered by Hein & Associates LLP for tax compliance, tax advice, and tax planning.

All Other Fees

The Company was billed $18,927 in the year ended December 31, 2017 for products and services provided by Hein & Associates LLP related to the Company’s Registration Statement on form S-1 for services other those reported above. There were no other fees paid by the Company during the year ended December 31, 2018.

PART IV

ITEM 15. EXHIBITS

Exhibits

3.1	Certificate of Incorporation of IASO BioMed, Inc., filed March 11, with the Secretary of State of Colorado. Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed on April 16, 2018.

3.2	Bylaws of IASO BioMed, Inc. Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed on April 16, 2018.

4.1	Form of Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on July 25, 2017.

4.2	Form of Subscription Agreement, Public Offering. Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed on April 16, 2018.

10.1	License Agreement by and among IASO BioMed, Inc. the Royal Institution for the Advancement of Learning/McGill University, dated January 6, 2016. Incorporated by reference to Exhibit 10.1 of the Company’s Amendment No. 2 to the Registration Statement on Form S-1 filed on February 15, 2017.

10.2	Research Agreement by and among IASO BioMed, Inc., Dr. Vassilios Papadopoulos, and the Research Institute of the McGill University Health Center dated January 8, 2016. Incorporated by reference to Exhibit 10.2 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed on February 1, 2017.

10.3	Amendment No. 1 to the License Agreement by and among IASO BioMed, Inc. and the Royal Institution for the Advancement of Learning/McGill University Health Center, dated August 18, 2016. Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed on April 16, 2018.

10.4	Employment Agreement between IASO BioMed, Inc. and Richard M. Schell, effective March 1, 2017. Incorporated by reference to Exhibit 10.4 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 filed on March 24, 2017.

10.5	Employment Agreement between IASO BioMed, Inc. and Duane Knight, effective March 1, 2017. Incorporated by reference to Exhibit 10.5 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 filed on March 24, 2017.

10.6	Amendment No. 1 to the Research Agreement by and among IASO BioMed, Inc. and the Research Institute of the McGill University Health Center, effective January 8, 2017. Incorporated by reference to Exhibit 10.6 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 filed on March 24, 2017.

10.7	Scientific Advisory Board Agreement by and between IASO BioMed, Inc. and Dr. Vassilios Papadopoulos dated as of March 1, 2018. Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on March 7, 2018.

10.8	Scientific Advisory Board Agreement by and between IASO BioMed, Inc. and Dr. Costas Karatzas dated as of March 1, 2018. Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on March 7, 2018.

10.9	Consulting Agreement by and between IASO BioMed, Inc. and Mr. Thomas B. Olson dated as of March 1, 2018. Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on March 7, 2018.

10.10	Amendment No. 2 to the License Agreement by and among IASO BioMed, Inc. and the Royal Institution for the Advancement of Learning/McGill University Health Center, executed January 8, 2019. Filed herewith.

14.1

IASO BioMed, Inc. Code of Ethics for Senior Financial Management. Incorporated by reference to the like numbered exhibit of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on April 16, 2018.

16.1	Letter from Hein & Associates, LLP dated November 22, 2017. Incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed on November 22, 2017.

16.2	Letter from Moss Adams LLP dated March 8, 2018. Incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed on March 8, 2018.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Form of Subscription Agreement and Warrant. Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on July 25, 2017.

99.2	Form of Subscription Agreement and Warrant. Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed 8on August 24, 2018.

99.3	IASO BioMed, Inc. 2018 Stock Omnibus Plan. Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on November 6, 2018.

99.4	Form of Subscription Agreement and Warrant. Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on November 6, 2018.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IASO BIOMED, INC.
(Registrant)

Date: April 24, 2019	By:	/s/ Richard M. Schell
Richard M. Schell
Chief Executive Officer, President and Principal Executive Officer

Date: April 24, 2019	By:	/s/ Duane C. Knight
Duane C. Knight
Chief Financial Officer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 24, 2019	/s/ Richard M. Schell
Richard M. Schell
Director

Date: April 24, 2019	/s/ Duane C. Knight
Duane C. Knight
Director

Date: April 24, 2019	/s/ Vassilios Papadopoulos
Vassilios Papadopoulos
Director

Date: April 24, 2019	/s/ Costas Karatzas
Costas Karatzas
Director

