Form 10-Q
period 2019-03-31
IASO BioMed, Inc.
filed 2019-05-17
CIK 1662907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2019

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying any new or revised financial accounting standards provided pursuant to Section 14 (a) if the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

As of May 15, 2019 there were 37,248,744 shares of common stock outstanding.

IASO BioMed, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IASO BIOMED, INC.

CONDENSED BALANCE SHEETS

MARCH 31, 2019 AND DECEMBER 31, 2018

(UNAUDITED)

	March 31,	December 31,
	2019	2018

CURRENT ASSETS:
Cash	$78,174	$140,234
Prepaid expenses	-	1,451

Total current assets	78,174	141,685

TOTAL ASSETS	$78,174	$141,685

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$133,400	$92,901
Accounts payable, related party	55,000	43,000
Note payable, related party	60,000	60,000
Accrued salaries	458,750	402,500
Accrued board fees	155,000	140,000
Accrued interest, related party	6,691	5,803

Total current liabilities	868,841	744,204

TOTAL LIABILITIES	868,841	744,204

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,00 shares authorized; 37,248,744 and 35,952,632 shares issued and outstanding	3,725	3,595
Additional paid-in capital	2,437,432	2,435,051
Accumulated deficit	(3,231,824)	(3,041,165)

Total shareholders’ deficit	(790,667)	(602,519)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$78,174	$141,685

See accompanying notes to these condensed financial statements

IASO BIOMED, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	For the three months ended
	March 31,
	2019	2018

Revenues	$-	$-

Operating expenses:
General and administrative	137,771	540,357
Professional and consulting expense, related party	17,000	5,000
Research and development	35,000	10,000
Total operating expenses	189,771	555,357

Loss From Operations	(189,771)	(555,357)

Other Expenses:
Interest expense, related party	888	888
Total other expenses	888	888

Net Loss	$(190,659)	$(556,245)

Earnings per Common Share:
Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average number of common Shares outstanding:
Basic and diluted	37,048,417	34,527,632

See accompanying notes to these condensed financial statements

IASO BIOMED, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2018 AND 2019

(UNAUDITED)

			ADDITIONAL
	COMMON STOCK		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
BALANCE, January 1, 2018	33,252,632	3,425	1,108,126	(1,403,928)	(292,377)
Sale of common stock	250,000	25	99,975	-	100,000
Warrant exercises	400,000	40	3,960	-	4,000
Share-based compensation	-	-	357,428	-	357,428
Net loss	-	-	-	(556,245)	(556,245)
BALANCE, March 31, 2018	33,902,632	$3,490	$1,569,489	$(1,960,173)	$(387,194)

BALANCE, January 1, 2019	35,952,632	$3,595	$2,435,051	$(3,041,165)	$(602,519)
Warrant exercises	1,296,112	130	2,381	-	2,511
Net loss	-	-	-	(190,659)	(190,659)
BALANCE, March 31, 2019	37,248,744	$3,725	$2,437,432	$(3,231,824)	$(790,667)

See accompanying notes to these condensed financial statements

IASO BIOMED, INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	For the three months ended March 31,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(190,659)	$(556,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	-	357,428
Changes in assets and liabilities:
Prepaid expenses	1,451	1,407
Accounts payable	52,499	(30,930)
Accrued salaries	56,250	56,250
Accrued board fees	15,000	105,000
Accrued interest, related party	888	888
Net cash used in operating activities	(64,571)	(66,202)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	100,000
Proceeds from the exercise of warrants	2,511	4,000
Net cash provided by financing activities	2,511	104,000

Net Increase (Decrease) in Cash	(62,060)	37,798
Cash, beginning of period	140,234	20,191
Cash, end of period	$78,174	$57,989

See accompanying notes to these condensed financial statements

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Nature of Operations and Summary of Significant Accounting Policies:

Nature of Operations – IASO BioMed, Inc. (“IASO” or the “Company”) is a developmental stage biotechnology company focusing on researching and developing drugs and diagnostic tests for products with a large commercial market potential as well as drugs that may qualify for orphan drug status. The Company is primarily developing a peptide as a testosterone replacement therapy by stimulating the body’s own production of testosterone rather than using synthetic steroid hormones. The Company believes this peptide may be a safer alternative – to be proven after clinical studies - to currently available interventions for restoring testosterone levels in males. A second program of the Company is a test for dementia we believe will be the basis for developing an early stage blood or fluid test for Alzheimer’s disease and other similar conditions; the dementia test remains an asset of the Company which the Company will be seeking to out-license to a 3rd party for further development and commercialization. There is no assurance that these research and development activities will result in products that can be sold. The Company was incorporated as a C-corporation in the state of Colorado on March 11, 2015. It has its primary place of business in Denver, Colorado.

Basis of presentation - The interim unaudited financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as of and for the three-month periods ended March 31, 2019 and 2018. The December 31, 2018 Balance Sheet included herein was derived from the audited year-end financial statements of the Company. Certain information and footnote disclosures normally included in unaudited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim unaudited financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2018, notes and accounting policies thereto included in the Company’s Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Reclassification – Certain prior period amounts have been reclassified to conform with the current period presentation.

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

Research and Development Costs – Research and development costs are charged to operations in the period incurred. For the three months ended March 31, 2019 and 2018, the Company incurred $35,000 and $10,000 in research and development costs, respectively.

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

Earning (Loss) Per Share – Basic loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding, plus the impact of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants, plus the conversion of convertible notes, if any. There were 11,100,000 and 9,620,000, respectively, shares excluded as they were anti-dilutive at March 31, 2019 and 2018.

Recently Issued Accounting Pronouncements – In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date and have lease terms of more than 12 months. This topic retains the distinction between finance leases and operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, and must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Although the Company currently has no lease obligations, it will adopt the new requirements if it enters into a lease obligation.

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

2. Going Concern:

At March 31, 2019 and December 31, 2018, the Company had cash of $78,174 and $140,234, respectively. It also had a working capital deficit of $790,667 and $602,519, respectively and an accumulated deficit of $3,231,824 and $3,041,165, respectively. This raises substantial doubt about the Company’s ability to continue as a going concern. Management is taking action to ensure the Company will continue as a going concern for at least one year beyond the date of the issuance of the Company’s financial statements. From March 11, 2015 (Inception) through March 31, 2019, the Company sold $971,842 in common stock. Common stock sales continue pursuant to private placement and other potential equity offerings. These fundraising efforts may not be successful. While there can be no assurances, management believes that these actions will enable the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

3. Related Party Transactions:

Note Payable – In October 2016, the Company executed an unsecured note payable to Richard Schell, the Company’s Chief Executive officer, founder and stockholder for $25,000 bearing interest at 6% per annum, which remained outstanding at March 31, 2019 and December 31, 2018 with accrued interest payable of $3,567 and $3,197, respectively.

In October 2017, the Company executed an unsecured promissory note to Richard Schell for $35,000 bearing interest at 6% per annum, which remained outstanding at March 31, 2019 and December 31, 2018 with accrued interest payable of $3,124 and $2,606, respectively.

A total of $888 of interest expense was accrued during each of the three-month periods ended March 31, 2019 and 2018, respectively.

Employment Agreements – In March 2017 the Company entered into an employment agreement with its CEO for a two-year term, which was extended by our board of directors in January 2019 for an additional two-year term until March 2021. The base salary of $150,000 per annum is payable to the CEO only upon the Company’s raising of an additional $750,000. Mr. Schell will assume his responsibilities on a part time basis until requested by the Board of Directors to become a full-time executive. The CEO also received warrants to purchase 250,000 shares of the Company’s common stock at $0.40 per share for a period of five years after issuance. 125,000 warrants vested upon signing the agreement and the remaining 125,000 vested in March 2018. The CEO will also be eligible to earn discretionary annual performance bonuses upon meeting certain objectives as determined by the Board of Directors, none of which have been granted to date. The agreement provides for severance payments.

In March 2017 the Company entered into an employment agreement with its CFO for a two-year term, which term was extended by our board of directors in January 2019 for an additional two-year term until March 2021. The CFO will assume his responsibilities on a part time basis until requested by the Board of Directors to become a full-time executive. The base salary of $75,000 per annum is payable to the CFO only upon the Company’s raising of an additional $750,000. When the CFO becomes a full-time executive, his salary will be increased to $125,000 per annum. The CFO also received warrants to purchase 500,000 shares of the Company’s common stock at $0.40 per share for a period of five years after issuance. 250,000 warrants vested upon signing the agreement and the remaining 250,000 vested in March 2018. The CFO will also be eligible to earn discretionary annual performance bonuses upon meeting certain objectives as determined by the Board of Directors, none of which have been granted to date. The agreement provides for severance payments.

The Company accrued $56,250 in salaries related to these agreements in each of the three-month periods ended March 31, 2019 and 2018, respectively.

Scientific Advisory Board Agreements - Effective March 1, 2018, the Company entered into a Scientific Advisory Board Agreement with our director Dr. Papadopoulos (the “Papadopoulos Agreement”), through which Dr. Papadopoulos agreed to serve on our Scientific Advisory Board. The term of the Papadopoulos Agreement is one year from execution and may be renewed annually by mutual consent of both parties. The Papadopoulos Agreement provides for payments as follows: an annual fee of $35,000, which includes $10,000 to serve as the Scientific Advisory Board Chairman; a signing bonus of $50,000 payable after successful closing of any cumulative minimum $1,000,000 investment in the Company; a non-discretionary bonus of $45,000 payable following a successful financing round of a minimum of $2,000,000; and should the Papadopoulos Agreement be renewed after one year, a $95,000 bonus payable only after the signing bonus and non-discretionary bonus from year one have been earned. In order to receive the non-discretionary bonus payments Dr. Papadopoulos must be actively involved in the creation and execution of strategies necessary for the Company to achieve its strategic plan including the scientific, commercial and business objectives, as applicable and as agreed upon between the Dr. Papadopoulos and the Company’s Chief Executive Officer. In January 2019, this agreement was extended for an additional year under the same terms and conditions and will expire in February 2020.

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Also, effective March 1, 2018, we entered into a Scientific Advisory Board Agreement with our director Dr. Karatzas (the “Karatzas Agreement”), through which Dr. Karatzas agreed to serve on our Scientific Advisory Board. The term of the Karatzas Agreement is one year from execution and may be renewed annually by mutual consent of both parties. The Karatzas Agreement provides for payments as follows: an annual fee of $25,000; a signing bonus of $50,000 payable after successful closing of any cumulative minimum $1,000,000 investment in the Company; a non-discretionary bonus of $40,000 payable following a successful financing round of a minimum of $2,000,000; and should the Karatzas Agreement be renewed after one year, a $90,000 bonus payable only after the signing bonus and non-discretionary bonus from year one have been earned. In order to receive the non-discretionary bonus payments Dr. Karatzas must be actively involved in the creation and execution of strategies necessary for the Company to achieve its strategic plan including the scientific, commercial and business objectives, as applicable and as agreed upon between the Dr. Karatzas and the Company’s Chief Executive Officer. In January 2019, this agreement was extended for an additional year under the same terms and conditions and will expire in February 2020.

The Company accrued a total of $15,000 in fees related to these agreements for the three-month period ended March 31, 2019, and accrued $105,000 in fees related to these agreements in the three-month period ended March 31, 2018, which included $5,000 in fees and $100,000 in signing bonuses.

Services Agreement – Effective January 1, 2017, the Company pays the Company’s Corporate Secretary’s company $400 per month for reimbursement of certain administrative charges such as computer, internet, phone and similar items. The agreement is on a month-to-month basis and may be terminated at any time by either party. Total expense for the three months ended March 31, 2019 and 2018 was $1,200.

Consulting Agreement and other Payments - Effective March 1, 2018, the Company entered into a Consulting Agreement with our Corporate Secretary through which he will be paid $5,000 per month for a term of two years and is automatically extended on an annual basis unless terminated by either party with thirty days written notice. A total of $15,000 and $5,000 was accrued under this agreement in the three-month periods ended March 31, 2019 and 2018, respectively. In addition, we paid a total of $2,000 to a company controlled by our Corporate Secretary for additional consulting services rendered during the three-month period ended March 31, 2019.

Warrants - In October 2018, our board of directors issued our CFO a warrant to purchase up to 950,000 shares of our common stock for a period of three months at an exercise price of $0.001 per share. These warrants were exercised by our CFO in January 2019. These warrants were determined by the Company to have a fair market value of $379,062 using the Black-Scholes option pricing model.

In October 2018, our board of directors issued our corporate secretary a warrant to purchase up to 211,112 shares of our common stock for a period of three months at an exercise price of $0.001 per share. These warrants were exercised in January 2019. These warrants were determined by the Company to have a fair market value of $84,236 using the Black-Scholes option pricing model.

4. Stockholders’ Equity:

The Company has the authority to issue 110,000,000 shares of $.0001 par value stock, of which 100,000,000 shares are common stock and 10,000,000 shares are preferred stock. As of March 31, 2019, and December 31, 2018 there were 37,248,744 and 35,952,632 common stock shares issued and outstanding.

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

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On November 1, 2018, the Registrant’s Board approved the issuance of warrants to purchase shares of the Company’s common stock to two of its executive officers. Mr. Duane C. Knight, Chief Financial Officer of the Registrant, received a warrant to purchase up to 950,000 shares of common stock exercisable for period of three months at an exercise price of $0.001 per share. Mr. Thomas B. Olson, Corporate Secretary of the Registrant, received a warrant to purchase up to 211,112 shares of common stock exercisable for period of three months at an exercise price of $0.001 per share. Messrs. Knight and Olson exercised these warrants in January 2019 for total proceeds to the company of $1,161.

In January 2019 we issued 135,000 shares upon the exercise of warrants to purchase 135,000 shares issued in September and October 2018 at an exercise price of $0.01 per share for total proceeds to the Company of $1,350.

5. Commitments and Contingencies:

Royalties – In January 2016, the Company signed a license agreement with The Royal Institution for the Advancement of Learning/McGill University in Canada on the Company’s potential products. This agreement requires, for each of the Company’s potential products, a 3% payment of annual net revenues, with a minimum royalty of CAD $5,000 each, per year starting on the date of commercialization of the first product developed using the intellectual property covered by the license agreement. The Company must pay milestone payments for the androgen replacement treatment as follows:

●	CAD $5,000 on the issuance of the first US patent that accrued US$3,750 in the first quarter of 2019

●	CAD $25,000 on the filing of an investigational new drug application or regulatory filing

●	CAD $50,000 on the initiation of the first Phase II clinical study

●	CAD $100,000 on the initiation of the first Phase III clinical study

●	CAD $300,000 on receipt of regulatory approval

The Company must also pay milestone payments as follows for the out of body test to identify Alzheimer’s disease as follows:

●	CAD $5,000 on the issuance of the first US patent

●	CAD $50,000 on the filing of a 510(k) or PMA application

●	CAD $200,000 on receipt of regulatory approval

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

Research Agreement – In January 2016 the Company signed a Research Agreement with The Research Institute of the McGill University Health Centre (RIMUHC) in Canada for research activities on the Company’s potential products. The agreement covers a period of one year and required the Company to pay a total of $130,000. The Agreement was amended in March 2017 to extend the term for one year and required the payment of an additional $130,000 over that period. The Company paid these installment payments in July and October 2017 leaving no balance due. The Company agreed in June 2018 to an additional payment of $65,000 to continue research and development activities at RIMUHC and signed an extension of the agreement in January 2019 requiring an additional payment of $35,000, which was paid in April 2019.

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Scientific Advisory Board – In September 2018 we executed agreements with four new members of our Scientific Advisory Board (“SAB”) through which each new member received a warrant to purchase up to 35,000 shares of our common stock at an exercise price of $0.01 per share for a period of one year. In addition, each new SAB member will be paid an annual fee of $25,000, paid quarterly, commencing with the first scheduled SAB meeting that occurred November 2018. These agreements may be renewed annually, under the same terms and conditions, should each member’s appointment to the SAB be continued. In March 2019, 35,000 of these warrants were exercised by a member of our SAB.

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

Total share-based compensation related to these warrants was $20,502 for the three-months ended March 31, 2018.

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

Total share-based compensation related to these warrants was $336,926 for the three months ended March 31, 2018.

We incurred no share-based compensation in the three-month period ended March 31, 2019.

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

At March 31, 2019 and December 31, 2018, the Company had cash of $78,174 and $140,234, respectively. It also had a working capital deficit of $790,667 and $602,519, respectively and an accumulated deficit of $3,231,824 and $3,041,165, respectively. This raises substantial doubt about the Company’s ability to continue as a going concern. Management is taking action to ensure the Company will continue as a going concern for at least one year beyond the date of the issuance of the Company’s financial statements. From March 11, 2015 (Inception) through March 31, 2019, the Company sold $971,842 in common stock. Common stock sales continue pursuant to private placement and other potential equity offerings. These fundraising efforts may not be successful. While there can be no assurances, management believes that these actions will enable the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

If we are unable to obtain additional financing on a timely basis, we may have to curtail our development, and business activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. See “Liquidity and Capital Resources” below.

Results of Operations

Three-months ended March 31, 2019 compared to three-months ended March 31, 2018

The following table presents a summary of our statements of operations for the three months ended March 31, 2019 and 2018.

	For the Three-months Ended
	March 31,
	2019	2018
Revenues	$-	$-
Operating Expenses	189,771	555,357
Loss from Operations	(189,771)	(555,357)
Other Expenses	(888)	(888)
Net Loss	$(190,659)	$(556,245)
Earnings per Common Share:
Basic and Diluted	$(0.01)	$(0.02)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	37,048,417	34,537,632

Revenues

The Company was incorporated on March 11, 2015 and has no revenues to-date and has no products ready for sale.

General and administrative

General and administrative expenses consist primarily of professional legal and accounting fees related to the preparation and filing of the Company’s Form 10-Qs and Form 10-K, and compensation. Total general and administrative expenses decreased by $402,586 the three-months ended March 31, 2019 compared to the three-months ended March 31, 2018. The primary reason for the decrease is the recording of share-based compensation of $540,347 in 2018 compared to no similar expense in 2019, and Scientific Advisory Board fees of $105,000 in 2018 and $15,000 in 2019. We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the execution of our business plan, however, issuances of stock compensation may not occur on a regular basis and may therefore result in significant swings in general and administrative expense from quarter-to-quarter.

The Company incurred $5,366 and $0, respectively, in intellectual property expenses for the three months ended March 31, 2019 and 2018 that are included as general and administrative expenses. In addition, we accrued $3,750 in license fees in the three-month period ended March 31, 2019 for payments under our License Agreement with McGill University.

Research and development

Research and development costs are charged to operations in the period incurred. For three months ended March 31, 2019 and 2018, total research and development expenses were $35,000 and $10,000, respectively.

Interest expense

For each of the three months ended March 31, 2019 and 2018, the Company accrued interest expense of $888 for note payable related party totaling $60,000 during that period which was outstanding at March 31, 2019 and December 31, 2018.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	March 31, 2019	December 31, 2018

Cash	$78,174	$140,234

Working Capital Deficit	$(790,667)	$(602,519)

Since our inception, we have not generated any revenues and have funded our operations through the sale of our equity securities and through notes payable from the Company’s CEO. The implementation of our business plan, as discussed in “Business,” will require the receipt of sufficient grant, equity and/or debt financing to purchase necessary technology and materials, fund our research and development efforts, and otherwise fund our operations. We are currently seeking funding of up to $6,000,000 to fund our operations for a period of 18 to 24 months, approximately $1,000,000 of which should fund our operations until at least December 31, 2019.

	For the three-months ended March 31,
	2019	2018

Cash (used in) provided by:
Operating activities	$(64,571)	$(66,202)
Financing activities	$2,511	$104,000

Net Cash Used in Operating Activities

For the three months ended March 31, 2019 and 2018, we experienced negative cash flows from operating activities of $64,571 and $66,202, respectively. This is due primarily to a net loss of $190,659 and $556,245, respectively. The loss for the three-months ended March 31, 2019 is reduced primarily by share-based accrued Scientific Advisory Board fees of $15,000, accrued salaries of $56,250 and accounts payable of $52,499. For the three-months ended March 31, 2018 the loss is reduced primarily by share-based compensation of $357,428, accrued salaries of $56,250, Scientific Advisory Board fees of $105,000, less a decrease in accounts payable of $30,930. We anticipate that we will continue to use cash in operating activities for the foreseeable future.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 and 2018 totaled $2,511 and $104,000, respectively, as a result of warrant exercised in 2019 and common stock sales and warrant exercises in 2018. We continue to seek additional funding through private placement offerings.

For the three-months ended March 31, 2019 the Company issued 1,296,112 shares through the exercise of warrants for proceeds of $2,511. For the three-months ended March 31, 2018, the Company issued 250,000 shares of commons stock for total proceeds of $100,000 through placements of common stock as well as issued 400,000 common shares through warrant exercises for proceeds totaling $4,000.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management including our CEO and CFO, who act as our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective as of such date because due to the small size and limited financial resources, our chief financial officer, corporate secretary and chief executive officer are the only individuals involved in the accounting and financial reporting. As a result, the Company lacks sufficient accounting personnel to ensure the accurate and timely filing of its periodic reports. This limited segregation of duties represents a material weakness.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits filed as a part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index, which is incorporated by reference herein.

Exhibits:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

10.1	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IASO BioMed, Inc.
(Registrant)

Date: May 17, 2019	By:	/s/ Mr. Richard Schell
Mr. Richard Schell
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2019	By:	/s/ Mr. Duane Knight
Mr. Duane Knight
Chief Financial Officer
(Principal Accounting Officer)

