Form 10-Q
period 2019-06-30
IASO BioMed, Inc.
filed 2019-08-19
CIK 1662907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2019

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

As of August 15, 2019 there were 37,248,744 shares of common stock outstanding.

IASO BioMed, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IASO BIOMED, INC.

CONDENSED BALANCE SHEETS

JUNE 30, 2019 AND DECEMBER 31, 2018

(UNAUDITED)

	June 30, 2019	December 31, 2018

CURRENT ASSETS:
Cash	$11,100	$140,234
Prepaid expenses	4,522	1,451

Total current assets	15,622	141,685

TOTAL ASSETS	$15,622	$141,685

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$150,633	$92,901
Accounts payable, related party	70,000	43,000
Note payable, related party	60,000	60,000
Accrued salaries	515,000	402,500
Accrued board fees	170,000	140,000
Accrued interest, related party	7,589	5,803

Total current liabilities	973,222	744,204

TOTAL LIABILITIES	973,222	744,204

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,00 shares authorized; 37,248,744 and 35,952,632 shares issued and outstanding	3,725	3,595
Additional paid-in capital	2,437,432	2,435,051
Accumulated deficit	(3,398,757)	(3,041,165)

Total shareholders’ deficit	(957,600)	(602,519)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,622	$141,685

See accompanying notes to these condensed financial statements

IASO BIOMED, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	151,035	104,793	288,806	645,150
Professional and consulting expense, related party	15,000	15,000	32,000	20,000
Research and development	-	75,000	35,000	85,000
Total operating expenses	166,035	194,793	355,806	750,150

Loss From Operations	(166,035)	(194,793)	(355,806)	(750,150)

Other Expenses:
Interest expense, related party	898	898	1,786	1,786
Total other expenses	898	898	1,786	1,786

Net Loss	$(166,933)	$(195,691)	$(357,592)	$(751,936)

Earnings per Common Share:
Basic and diluted loss per share	$0.01	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common Shares outstanding:
Basic and diluted	37,248,744	34,922,412	37,149,134	34,726,113

See accompanying notes to these condensed financial statements

IASO BIOMED, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2019

(UNAUDITED)

			ADDITIONAL
	COMMON STOCK		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
BALANCE, January 1, 2018	33,252,632	3,425	1,108,126	(1,403,928)	(292,377)
Sale of common stock	250,000	25	99,975	-	100,000
Warrant exercises	425,000	43	4,207	-	4,250
Share-based compensation	-	-	357,428	-	357,428
Net loss	-	-	-	(751,936)	(751,936)
BALANCE, June 30, 2018	33,927,632	$3,493	$1,569,736	$(2,155,864)	$(582,635)

BALANCE, January 1, 2019	35,952,632	$3,595	$2,435,051	$(3,041,165)	$(602,519)
Warrant exercises	1,296,112	130	2,381	-	2,511
Net loss	-	-	-	(357,592)	(357,592)
BALANCE, June 30, 2019	37,248,744	$3,725	$2,437,432	$(3,398,757)	$(957,600)

			ADDITIONAL
	COMMON STOCK		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
BALANCE, March 31, 2018	34,902,632	3,490	1,569,489	(1,960,173)	(387,194)
Warrant exercises	25,000	3	247	-	250
Net loss	-	-	-	(195,691)	(195,691)
BALANCE, June 30, 2018	34,927,632	$3,493	$1,569,736	$(2,155,864)	$(582,635)

BALANCE, March 31, 2019	37,248,744	$3,725	$2,437,432	$(3,231,824)	$(790,667)
Net loss	-	-	-	(166,933)	(166,933)
BALANCE, June 30, 2019	37,248,744	$3,725	$2,437,432	$(3,398,757)	$(957,600)

See accompanying notes to these condensed financial statements

IASO BIOMED, INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	For the six months ended June 30,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(357,592)	$(751,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	-	357,428
Changes in assets and liabilities:
Prepaid expenses	(3,071)	(2,792)
Accounts payable	84,732	64,760
Accrued salaries	112,500	112,500
Accrued board fees	30,000	120,000
Accrued interest, related party	1,786	1,786
Net cash used in operating activities	(131,645)	(98,254)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	100,000
Proceeds from the exercise of warrants	2,511	4,250
Net cash provided by financing activities	2,511	104,250

Net Increase (Decrease) in Cash	(129,134)	5,996
Cash, beginning of period	140,234	20,191
Cash, end of period	$11,100	$26,187

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

Basis of presentation - The interim unaudited financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as of and for the three- and six-month periods ended June 30, 2019 and 2018. The December 31, 2018 Balance Sheet included herein was derived from the audited year-end financial statements of the Company. Certain information and footnote disclosures normally included in unaudited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim unaudited financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2018, notes and accounting policies thereto included in the Company’s Annual Report on Form 10-K.

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

Research and Development Costs – Research and development costs are charged to operations in the period incurred. For the six months ended June 30, 2019 and 2018, the Company incurred $35,000 and $85,000 in research and development costs, respectively.

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

Earning (Loss) Per Share – Basic loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding, plus the impact of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants, plus the conversion of convertible notes, if any. There were 11,100,000 and 9,595,000, respectively, shares excluded as they were anti-dilutive at June 30, 2019 and 2018.

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

2. Going Concern:

At June 30, 2019 and December 31, 2018, the Company had cash of $11,100 and $140,234, respectively. It also had a working capital deficit of $957,600 and $602,519, respectively and an accumulated deficit of $3,398,757 and $3,041,165, respectively. This raises substantial doubt about the Company’s ability to continue as a going concern. Management is taking action to ensure the Company will continue as a going concern for at least one year beyond the date of the issuance of the Company’s financial statements. From March 11, 2015 (Inception) through June 30, 2019, the Company sold $971,842 in common stock. Common stock sales continue pursuant to private placement and other potential equity offerings. These fundraising efforts may not be successful. While there can be no assurances, management believes that these actions will enable the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

3. Related Party Transactions:

Note Payable – In October 2016, the Company executed an unsecured note payable to Richard Schell, the Company’s Chief Executive officer, founder and stockholder for $25,000 bearing interest at 6% per annum, which remained outstanding at June 30, 2019 and December 31, 2018 with accrued interest payable of $3,941 and $3,197, respectively.

In October 2017, the Company executed an unsecured promissory note to Richard Schell for $35,000 bearing interest at 6% per annum, which remained outstanding at June 30, 2019 and December 31, 2018 with accrued interest payable of $3,647 and $2,606, respectively.

A total of $1,786 of interest expense was accrued during each of the six-month periods ended June 30, 2019 and 2018, respectively.

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

The Company accrued $112,500 in salaries related to these agreements in each of the six-month periods ended June 30, 2019 and 2018, respectively.

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

The Company accrued a total of $30,000 in fees related to these agreements for the six-month period ended June 30, 2019 and accrued $120,000 in fees related to these agreements in the six-month period ended June 30, 2018, which included $20,000 in fees and $100,000 in signing bonuses.

Services Agreement – Effective January 1, 2017, the Company pays the Company’s Corporate Secretary’s company $400 per month for reimbursement of certain administrative charges such as computer, internet, phone and similar items. The agreement is on a month-to-month basis and may be terminated at any time by either party. Total expense for the six-months ended June 30, 2019 and 2018 was $2,400.

Consulting Agreement and Other Payments - Effective March 1, 2018, the Company entered into a Consulting Agreement with our Corporate Secretary through which he will be paid $5,000 per month for a term of two years and is automatically extended on an annual basis unless terminated by either party with thirty days written notice. A total of $30,000 and $20,000 was accrued under this agreement in the six-month periods ended June 30, 2019 and 2018, respectively. In addition, we paid a total of $2,000 to a company controlled by our Corporate Secretary for additional consulting services rendered during the six-month period ended June 30, 2019.

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

4. Stockholders’ Equity:

The Company has the authority to issue 110,000,000 shares of $.0001 par value stock, of which 100,000,000 shares are common stock and 10,000,000 shares are preferred stock. As of June 30, 2019, and December 31, 2018 there were 37,248,744 and 35,952,632 common stock shares issued and outstanding.

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

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Scientific Advisory Board – In September 2018 we executed agreements with four new members of our Scientific Advisory Board (“SAB”) through which each new member received a warrant to purchase up to 35,000 shares of our common stock at an exercise price of $0.01 per share for a period of one year. In addition, each new SAB member will be paid an annual fee of $25,000, paid quarterly, commencing with the first scheduled SAB meeting that occurred November 2018. These agreements may be renewed annually, under the same terms and conditions, should each member’s appointment to the SAB be continued. In March 2019, 35,000 of these warrants were exercised by a member of our SAB. During the six-month period ended June 30, 2019, we incurred $50,000 in expense related to these agreements.

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

Total share-based compensation related to these warrants was $20,502 for the six-months ended June 30, 2018.

In February and March 2018, the Company issued warrants to purchase up to 860,000 shares of common stock at an exercise price of $0.01 per share to business, legal and scientific consultants; 400,000 of which were to expire in December 2022 and 460,000 of which expire in February 2021. Estimated fair values of warrants granted were determined using the Black-Scholes option pricing model with the following average assumptions:

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

Total share-based compensation related to these warrants was $336,926 for the six months ended June 30, 2018.

We incurred no share-based compensation in the six-month period ended June 30, 2019.

7. Subsequent Events:

Management has determined that there are no further events subsequent to the balance sheet date that should be disclosed in these financial statements.

In July and August 2019 we issued notes payable to our president, Richard Schell, together totaling $9,000, which are due on demand and carry an interest rate of 6% per annum.

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

At June 30, 2019 and December 31, 2018, the Company had cash of $11,100 and $140,234, respectively. It also had a working capital deficit of $957,600 and $602,519, respectively and an accumulated deficit of $3,398,757 and $3,041,165, respectively. This raises substantial doubt about the Company’s ability to continue as a going concern. Management is taking action to ensure the Company will continue as a going concern for at least one year beyond the date of the issuance of the Company’s financial statements. From March 11, 2015 (Inception) through June 30, 2019, the Company sold $971,842 in common stock. Common stock sales continue pursuant to private placement and other potential equity offerings. These fundraising efforts may not be successful. While there can be no assurances, management believes that these actions will enable the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

If we are unable to obtain additional financing on a timely basis, we may have to curtail our development, and business activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. See “Liquidity and Capital Resources” below.

Results of Operations

Six-months ended June 30, 2019 compared to six-months ended June 30, 2018

The following table presents a summary of our statements of operations for the six months ended June 30, 2019 and 2018.

	For the Six-months Ended
	June 30,
	2019	2018
Revenues	$-	$-
Operating Expenses	355,806	750,150
Loss from Operations	(355,806)	(750,150)
Other Expenses	(1,786)	(1,786)
Net Loss	$(357,592)	$(751,936)
Earnings per Common Share:
Basic and Diluted	$(0.01)	$(0.02)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	37,248,744	37,726,113

Revenues

The Company was incorporated on March 11, 2015 and has no revenues to-date and has no products ready for sale.

General and administrative

General and administrative expenses consist primarily of professional legal and accounting fees related to the preparation and filing of the Company’s Form 10-Qs and Form 10-K, and compensation. Total general and administrative expenses decreased by $356,344 the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The primary reason for the decrease is the recording of share-based compensation of $357,428 in 2018 compared to no similar expense in 2019, and Scientific Advisory Board fees of $120,000 in 2018 and $30,000 in 2019. We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the execution of our business plan, however, issuances of stock compensation may not occur on a regular basis and may therefore result in significant swings in general and administrative expense from quarter-to-quarter.

The Company incurred $9,919 and $2,256, respectively, in intellectual property expenses for the six months ended June 30, 2019 and 2018 that are included as general and administrative expenses. In addition, we accrued $3,750 in license fees in the three-month period ended June 30, 2019 for payments under our License Agreement with McGill University with no similar fees in the 2018 period.

Research and development

Research and development costs are charged to operations in the period incurred. For six months ended June 30, 2019 and 2018, total research and development expenses were $35,000 and $85,000, respectively.

Interest expense

For each of the six months ended June 30, 2019 and 2018, the Company accrued interest expense of $1,786 for notes payable related party totaling $60,000 during that period which was outstanding at June 30, 2019 and December 31, 2018.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	June 30, 2019	December 31, 2018

Cash	$11,100	$140,234

Working Capital Deficit	$(957,600)	$(602,519)

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

	For the six-months ended June 30,
	2019	2018

Cash (used in) provided by:
Operating activities	$(131,645)	$(98,254)
Financing activities	$2,511	$104,250

Net Cash Used in Operating Activities

For the six months ended June 30, 2019 and 2018, we experienced negative cash flows from operating activities of $131,645 and $98,245, respectively. This is due primarily to a net loss of $357,592 and $751,936, respectively. The loss for the six months ended June 30, 2019 is reduced primarily by accrued Scientific Advisory Board fees of $30,000, accrued salaries of $112,500 and accounts payable of $84,732. For the six months ended June 30, 2018 the loss is reduced primarily by share-based compensation of $357,428, accrued salaries of $112,500, Scientific Advisory Board fees of $120,000 and an increase in accounts payable of $64,760. We anticipate that we will continue to use cash in operating activities for the foreseeable future.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 and 2018 totaled $2,511 and $104,240, respectively, as a result of warrants exercised in 2019 and common stock sales and warrant exercises in 2018. We continue to seek additional funding through private placement offerings.

For the six months ended June 30, 2019 the Company issued 1,296,112 shares through the exercise of warrants for proceeds of $2,511. For the six months ended June 30, 2018, the Company issued 250,000 shares of commons stock for total proceeds of $100,000 through placements of common stock as well as issued 425,000 common shares through warrant exercises for proceeds totaling $4,250.

Three-months ended June 30, 2019 compared to three-months ended June 30, 2018

The following table presents a summary of our statements of operations for the three months ended June 30, 2019 and 2018.

	For the Three-months Ended
	June 30,
	2019	2018
Revenues	$-	$-
Operating Expenses	166,035	194,793
Loss from Operations	(166,035)	(194,793)
Other Expenses	(898)	(898)
Net Loss	$(166,933)	$(195,691)
Earnings per Common Share:
Basic and Diluted	$(0.01)	$(0.01)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	37,248,744	34,922,412

Revenues

The Company was incorporated on March 11, 2015 and has no revenues to-date and has no products ready for sale.

General and administrative

General and administrative expenses consist primarily of professional legal and accounting fees related to the preparation and filing of the Company’s Form 10-Qs and Form 10-K, and compensation. Total general and administrative expenses decreased by $46,242 for the three-months ended June 30, 2019 compared to the three-months ended June 30, 2018. The primary reason for the decrease is research and development expense of $75,000 in 2018 versus no similar expense in 2019; that was partially offset in higher Scientific Advisory Board fees totaling $40,000 in the 2019 period versus $15,000 in the 2018 period. We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the execution of our business plan, however, issuances of stock compensation may not occur on a regular basis and may therefore result in significant swings in general and administrative expense from quarter-to-quarter.

The Company incurred $4,552 and $2,256, respectively, in intellectual property expenses for the three months ended June 30, 2019 and 2018 that are included as general and administrative expenses. In addition, we accrued $3,750 in license fees in the three-month period ended June 30, 2019 for payments under our License Agreement with McGill University with no similar fees in the 2018 period.

Research and development

Research and development costs are charged to operations in the period incurred. For three months ended June 30, 2019 and 2018, total research and development expenses were $0 and $75,000, respectively.

Interest expense

For each of the three months ended June 30, 2019 and 2018, the Company accrued interest expense of $898 for note payable related party totaling $60,000 during that period which was outstanding at June 30, 2019 and December 31, 2018.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management including our CEO and CFO, who act as our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective as of such date because due to the small size and limited financial resources, our chief financial officer, corporate secretary and chief executive officer are the only individuals involved in the accounting and financial reporting. As a result, the Company lacks sufficient accounting personnel to ensure the accurate and timely filing of its periodic reports. This limited segregation of duties represents a material weakness.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

IASO BioMed, Inc.
(Registrant)

Date: August 19, 2019	By:	/s/ Mr. Richard Schell
Mr. Richard Schell
Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2019	By:	/s/ Mr. Duane Knight
Mr. Duane Knight
Chief Financial Officer
(Principal Accounting Officer)

