Form 10-Q
period 2019-09-30
IASO BioMed, Inc.
filed 2019-11-19
CIK 1662907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2019

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

As of November 15, 2019 there were 37,248,744 shares of common stock outstanding.

IASO BioMed, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

IASO BIOMED, INC.

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(UNAUDITED)

	September 30, 2019	December 31, 2018

CURRENT ASSETS:
Cash	$3,394	$140,234
Prepaid expenses	3,015	1,451

Total current assets	6,409	141,685

TOTAL ASSETS	$6,409	$141,685

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$203,620	$92,901
Accounts payable, related party	85,400	43,000
Note payable, related party	69,000	60,000
Accrued salaries	571,250	402,500
Accrued board fees	185,000	140,000
Accrued interest, related party	8,578	5,803

Total current liabilities	1,122,848	744,204

TOTAL LIABILITIES	1,122,848	744,204

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,00 shares authorized; 37,248,744 and 35,952,632 shares issued and outstanding	3,725	3,595
Additional paid-in capital	2,637,155	2,435,051
Accumulated deficit	(3,757,319)	(3,041,165)

Total shareholders’ deficit	(1,116,439)	(602,519)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,409	$141,685

IASO BIOMED, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMER 30, 2019 AND 2018

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	342,573	171,975	631,379	817,125
Professional and consulting expense, related party	15,000	15,000	47,000	35,000
Research and development	-	10,000	35,000	95,000
Total operating expenses	357,573	196,975	713,379	947,125

Loss From Operations	(357,573)	(196,975)	(713,379)	(947,125)

Other Expenses:
Interest expense, related party	989	907	2,775	2,693
Total other expenses	989	907	2,775	2,693

Net Loss	$(358,562)	$(197,882)	$(716,154)	$(949,818)

Earnings per Common Share:
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common Shares outstanding:
Basic and diluted	37,248,744	35,358,882	37,156,805	34,794,024

IASO BIOMED, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2019

(UNAUDITED)

			ADDITIONAL
	COMMON STOCK		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
BALANCE, January 1, 2018	34,252,632	3,425	1,108,126	(1,403,928)	(292,377)
Sale of common stock	1,275,000	127	407,373	-	407,500
Warrant exercises	425,000	43	4,207	-	4,250
Share-based compensation	-	-	412,304	-	412,304
Net loss	-	-	-	(949,818)	(949,818)
BALANCE, September 30, 2018	35,952,632	$3,595	$1,932,010	$(2,353,746)	$(418,141)

BALANCE, January 1, 2019	35,952,632	$3,595	$2,435,051	$(3,041,165)	$(602,519)
Warrant exercises	1,296,112	130	2,381	-	2,511
Share-based compensation	-	-	199,723	-	199,723
Net loss	-	-	-	(716,154)	(716,154)
BALANCE, September 30, 2019	37,248,744	$3,725	$2,637,155	$(3,757,319)	$(1,116,439)

			ADDITIONAL
	COMMON STOCK		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
BALANCE, June 30, 2018	33,927,632	3,493	1,569,736	(2,155,864)	(582,635)
Sale of common stock	1,025,000	102	307,398	-	307,500
Share-based compensation	-	-	54,876	-	54,876
Net loss	-	-	-	(197,882)	(197,882)
BALANCE, September 30, 2018	34,952,632	$3,595	$1,932,010	$(2,353,746)	$(418,141)

BALANCE, June 30, 2019	37,248,744	$3,725	$2,437,432	$(3,398,757)	$(957,600)
Share-based compensation	-	-	199,723	-	199,723
Net loss	-	-	-	(358,562)	(358,562)
BALANCE, September 30, 2019	37,248,744	$3,725	$2,637,155	$(3,757,319)	$(1,116,439)

IASO BIOMED, INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	For the nine months ended September 30,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(716,154)	$(949,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	199,723	412,304
Changes in assets and liabilities:
Prepaid expenses	(1,564)	(1,340)
Accounts payable	153,119	(1,838)
Accrued salaries	168,750	158,750
Accrued board fees	45,000	125,000
Accrued interest, related party	2,775	2,693
Net cash used in operating activities	(148,351)	(254,249)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable, related party	9,000	-
Proceeds from sale of common stock	-	407,500
Proceeds from the exercise of warrants	2,511	4,250
Net cash provided by financing activities	11,511	411,750

Net Increase (Decrease) in Cash	(136,840)	157,501
Cash, beginning of period	140,234	20,191
Cash, end of period	$3,394	$177,692

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

Basis of Presentation - The interim unaudited financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as of and for the three and nine-month periods ended September 30, 2019 and 2018. The December 31, 2018 Balance Sheet included herein was derived from the audited year-end financial statements of the Company. Certain information and footnote disclosures normally included in unaudited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim unaudited financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2018, notes and accounting policies thereto included in the Company’s Annual Report on Form 10-K.

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

Research and Development Costs – Research and development costs are charged to operations in the period incurred. For the nine-months ended September 30, 2019 and 2018, the Company incurred $35,000 and $95,000 in research and development costs, respectively.

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

Earning (Loss) Per Share – Basic loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding, plus the impact of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants, plus the conversion of convertible notes, if any. There were 11,420,000 and 11,135,000, respectively, shares excluded as they were anti-dilutive at September 30, 2019 and 2018.

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

2. Going Concern:

At September 30, 2019 and December 31, 2018, the Company had cash of $3,394 and $140,234, respectively. It also had a working capital deficit of $1,116,439 and $602,519, respectively and an accumulated deficit of $3,757,319 and $3,041,165, respectively. This raises substantial doubt about the Company’s ability to continue as a going concern. Management is taking action to ensure the Company will continue as a going concern for at least one year beyond the date of the issuance of the Company’s financial statements. From March 11, 2015 (Inception) through September 30, 2019, the Company sold $971,842 in common stock. Common stock sales continue pursuant to private placement and other potential equity offerings. In September 2019 we engaged Weild & Co of New York, NY to conduct a private placement of our common stock at a price of $0.38 per share on a best efforts basis for up to $6,000,000. As of the date of this report, we have not sold any shares under this ongoing offering. These fundraising efforts may not be successful. While there can be no assurances, management believes that these actions will enable the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

IASO BIOMED, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

3. Related Party Transactions:

Notes Payable – In October 2016, the Company executed an unsecured demand note payable to Richard Schell, the Company’s Chief Executive officer, founder and stockholder for $25,000 bearing interest at 6% per annum, which remained outstanding at September 30, 2019 and December 31, 2018 with accrued interest payable of $4,319 and $2,819, respectively.

In October 2017, the Company executed an unsecured demand promissory note to Richard Schell for $35,000 bearing interest at 6% per annum, which remained outstanding at September 30, 2019 and December 31, 2018 with accrued interest payable of $4,177 and $2,077, respectively.

In July and August 2019, the Company executed two unsecured demand promissory notes to Richard Schell for $2,000 and $7,000, respectively, bearing interest at 6% per annum, of which the entire $9,000 remained outstanding at September 30, 2019 with total accrued interest payable of $82 at that date.

A total of $2,775 and $2,693 of interest expense was accrued during each of the nine-month periods ended September 30, 2019 and 2018, respectively.

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

The Company accrued $168,750 in salaries related to these agreements in each of the nine-month periods ended September 30, 2019 and 2018, respectively.

Scientific Advisory Board Agreements – Effective March 1, 2018, the Company entered into a Scientific Advisory Board Agreement with our director Dr. Papadopoulos (the “Papadopoulos Agreement”), through which Dr. Papadopoulos agreed to serve on our Scientific Advisory Board. The term of the Papadopoulos Agreement is one year from execution and may be renewed annually by mutual consent of both parties. The Papadopoulos Agreement provides for payments as follows: an annual fee of $35,000, which includes $10,000 to serve as the Scientific Advisory Board Chairman; a signing bonus of $50,000 payable after successful closing of any cumulative minimum $1,000,000 investment in the Company; a non-discretionary bonus of $45,000 payable following a successful financing round of a minimum of $2,000,000; and should the Papadopoulos Agreement be renewed after one year, a $95,000 bonus payable only after the signing bonus and non-discretionary bonus from year one have been earned. In order to receive the non-discretionary bonus payments Dr. Papadopoulos must be actively involved in the creation and execution of strategies necessary for the Company to achieve its strategic plan including the scientific, commercial and business objectives, as applicable and as agreed upon between the Dr. Papadopoulos and the Company’s Chief Executive Officer. In January 2019, this agreement was extended for an additional year under the same terms and conditions and will expire in February 2020.

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

The Company accrued a total of $45,000 in fees related to these agreements for the nine-month period ended September 30, 2019 and accrued $135,000 in fees related to these agreements in the nine-month period ended September 30, 2018, which included $35,000 in fees and $100,000 in signing bonuses.

Services Agreement – Effective January 1, 2017, the Company pays the Company’s Corporate Secretary’s company $400 per month for reimbursement of certain administrative charges such as computer, internet, phone and similar items. The agreement is on a month-to-month basis and may be terminated at any time by either party. Total expense for the nine-months ended September 30, 2019 and 2018 was $3,600.

Consulting Agreement and Other Payments – Effective March 1, 2018, the Company entered into a Consulting Agreement with our Corporate Secretary through which he will be paid $5,000 per month for a term of two years and is automatically extended on an annual basis unless terminated by either party with thirty days written notice. A total of $45,000 and $35,000 was accrued under this agreement in the nine-month periods ended September 30, 2019 and 2018, respectively. In addition, we paid a total of $2,000 to a company controlled by our Corporate Secretary for additional consulting services rendered during the six-month period ended September 30, 2019.

Warrants – In October 2018, our board of directors issued our CFO a warrant to purchase up to 950,000 shares of our common stock for a period of three months at an exercise price of $0.001 per share. These warrants were exercised by our CFO in January 2019. These warrants were determined by the Company to have a fair market value of $379,062 using the Black-Scholes option pricing model.

In October 2018, our board of directors issued our corporate secretary a warrant to purchase up to 211,112 shares of our common stock for a period of three months at an exercise price of $0.001 per share. These warrants were exercised in January 2019. These warrants were determined by the Company to have a fair market value of $84,236 using the Black-Scholes option pricing model.

4. Stockholders’ Equity:

The Company has the authority to issue 110,000,000 shares of $.0001 par value stock, of which 100,000,000 shares are common stock and 10,000,000 shares are preferred stock. As of September 30, 2019, and December 31, 2018 there were 37,248,744 and 35,952,632 common stock shares issued and outstanding.

For the nine-month period ended September 30, 2018, the Company sold $407,500 in its private placement, issuing 1,275,000 shares of our common stock or $0.32 per share that included warrants to purchase up to 250,000 shares of our common stock exercisable at $0.75 per share for a period of three years from issuance; and warrants to purchase up to 1,025,000 shares of our common stock exercisable at $0.05 per share for a period of three years from issuance.

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

In September 2019 we issued a warrant to purchase up to 500,000 shares of common stock at an exercise price of $0.01 per share for a period of up to 10 years pursuant to a consulting agreement. As a result of this issuance we incurred $199,723 in stock compensation expense during the three and nine-month periods ended September 30, 2019. Also as part of this consulting agreement we agreed to issue an additional warrant to acquire up to 500,000 shares of common stock at $0.01 per share with an exercise period of ten years; which will be issued only upon the Company filing an IND submission with the FDA.

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

Scientific Advisory Board – In September 2018 we executed agreements with four new members of our Scientific Advisory Board (“SAB”) through which each new member received a warrant to purchase up to 35,000 shares of our common stock at an exercise price of $0.01 per share for a period of one year. In addition, each new SAB member will be paid an annual fee of $25,000, paid quarterly, commencing with the first scheduled SAB meeting that occurred November 2018. These agreements may be renewed annually, under the same terms and conditions, should each member’s appointment to the SAB be continued. In March 2019, 35,000 of these warrants were exercised by a member of our SAB. During the nine-month period ended September 30, 2019, we incurred $75,000 in expense related to these agreements.

Consulting Agreement – In September 2019 we executed a consulting agreement through which an independent third party received a warrant to purchase 500,000 shares of common stock of the Company, exercisable at $0.01 per share for a period of up to ten years. The consultant is also is eligible to receive a warrant to purchase up to 500,000 shares of common stock of the Company, exercisable at $0.01 per share for a period of up to ten years, upon submission of an IND to the Food and Drug Administration. The term of the Agreement is for a period of twelve months and may be terminated by either party with thirty days written notice. The consultant is also eligible to receive “piggyback” registration rights should the Corporation file a future registration statement with the U.S. Securities and Exchange Commission.

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

Total share-based compensation related to these warrants was $20,502 for the nine-months ended September 30, 2018.

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

Total share-based compensation related to these warrants was $336,926 for the nine-months ended September 30, 2018.

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

In September 2019 the Company issued warrants to purchase up to 500,000 shares of common stock at an exercise price of $0.01 per share to a third party pursuant to a consulting agreement that expire in September 2029. Estimated fair values of warrants granted were determined using the Black-Scholes option pricing model with the following average assumptions:

Risk-free interest rate	1.70%
Expected term	5.0 years
Volatility	226%
Dividend yield	-
Fair value	$0.40

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

Total share-based compensation related to these warrants was $199,723 for the nine months ended September 30, 2019.

7. Subsequent Events:

In October 2019 we issued a $15,000 demand promissory note to our chief executive officer, Mr. Schell, with an interest rate of 6% per annum.

In November 2019 we issued a note payable to a third party together totaling $10,000, which is due on demand and carries an interest rate of 6% per annum.

Management has determined that there are no further events subsequent to the balance sheet date that should be disclosed in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

IASO BioMed, Inc. (IASO or the “Company”) is a developmental stage biotechnology company focusing on researching and developing drugs and diagnostic tests for products with a large commercial market potential as well and/or and drugs that may qualify for orphan drug status. The Company primarily is developing a drug that it believes will be a safer alternative to currently available testosterone replacement therapy by stimulating the body’s own testosterone production rather than using synthetic hormones and steroids; and secondarily developing an out of body test to identify Alzheimer’s disease. IASO is also developing a process, or method, which the Company believes will be the basis for developing an early stage blood or fluid test for Alzheimer’s disease. The Company was incorporated as a C-corporation in the state of Colorado on March 11, 2015. It has its primary place of business in Denver, Colorado.

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

At September 30, 2019 and December 31, 2018, the Company had cash of $3,394 and $140,234, respectively. It also had a working capital deficit of $1,116,439 and $602,519, respectively and an accumulated deficit of $3,757,319 and $3,041,165, respectively. This raises substantial doubt about the Company’s ability to continue as a going concern. Management is taking action to ensure the Company will continue as a going concern for at least one year beyond the date of the issuance of the Company’s financial statements. From March 11, 2015 (Inception) through September 30, 2019, the Company sold $971,842 in common stock. Common stock sales continue pursuant to private placement and other potential equity offerings. In September 2019 we engaged Weild & Co of New York, NY to conduct a private placement of our common stock at a price of $0.38 per share on a best-efforts basis for up to $6,000,000. As of the date of this report, we have not sold any shares under this ongoing offering. These fundraising efforts may not be successful. While there can be no assurances, management believes that these actions will enable the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

If we are unable to obtain additional financing on a timely basis, we may have to curtail our development, and business activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate. See “Liquidity and Capital Resources” below.

Results of Operations

Nine-months ended September 30, 2019 compared to nine-months ended September 30, 2018

The following table presents a summary of our statements of operations for the nine-months ended September 30, 2019 and 2018.

	For the nine-months ended
	September 30,
	2019	2018
Revenues	$-	$-
Operating Expenses	713,379	947,125
Loss from Operations	(713,379)	(947,125)
Other Expenses	(2,775)	(2,693)
Net Loss	$(716,154)	$(949,818)
Earnings per Common Share:
Basic and Diluted	$(0.02)	$(0.03)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	37,156,805	34,794,024

Revenues

The Company was incorporated on March 11, 2015 and has no revenues to-date and has no products ready for sale.

General and administrative

General and administrative expenses consist primarily of professional legal and accounting fees related to the preparation and filing of the Company’s Form 10-Qs and Form 10-K, and compensation. Total general and administrative expenses decreased by $170,746 the nine-months ended September 30, 2019 compared to the nine-months ended September 30, 2018. The primary reason for the decrease is the recording of share-based compensation of $199,723 in 2019 compared to $412,304 expense in 2018. We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the execution of our business plan, however, issuances of stock compensation may not occur on a regular basis and may therefore result in significant swings in general and administrative expense from quarter-to-quarter.

The Company incurred $18,312 and $10,804, respectively, in intellectual property expenses for the nine-months ended September 30, 2019 and 2018 that are included as general and administrative expenses. In addition, we accrued $3,750 in license fees in the nine-month period ended September 30, 2019 for payments under our License Agreement with McGill University with no similar fees in the 2018 period.

Research and development

Research and development costs are charged to operations in the period incurred. For nine-months ended September 30, 2019 and 2018, total research and development expenses were $35,000 and $95,000, respectively. We are currently working to move our primary research and development activities to the laboratories of our founder and board member, Dr. Papadopoulos, and expect our R&D expense will significantly increase in 2020; pending adequate funding of our current business plan.

Interest expense

For each of the nine-months ended September 30, 2019 and 2018, the Company accrued interest expense of $2,775 and $2,693, respectively, for notes payable related party totaling $69,000 and $60,000, respectively, during those periods and of which $69,000 and $60,000 was outstanding at September 30, 2019 and December 31, 2018, respectively.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	September 30, 2019	December 31, 2018

Cash	$3,394	$140,234

Working Capital Deficit	$(1,116,439)	$(602,519)

Since our inception, we have not generated any revenues and have funded our operations through the sale of our equity securities and through notes payable from the Company’s CEO. The implementation of our business plan, as discussed in “Business,” will require the receipt of sufficient grant, equity and/or debt financing to purchase necessary technology and materials, fund our research and development efforts, and otherwise fund our operations. We are currently seeking funding of up to $6,000,000 to fund our operations for a period of 18 to 24 months, approximately $1,000,000 of which should fund our operations until at least June 30, 2020.

	For the nine-months ended September 30,
	2019	2018

Cash (used in) provided by:
Operating activities	$(148,351)	$(254,249)
Financing activities	$11,511	$411,750

Net Cash Used in Operating Activities

For the nine-months ended September 30, 2019 and 2018, we experienced negative cash flows from operating activities of $148,351 and $254,249, respectively. This is due primarily to a net loss of $716,154 and $949,818, respectively. The loss for the nine-months ended September 30, 2019 is reduced primarily by share-based compensation of $199,723 accrued Scientific Advisory Board fees of $45,000, accrued salaries of $168,750 and accounts payable of $153,119. For the nine-months ended September 30, 2018 the loss is reduced primarily by share-based compensation of $412,304, accrued salaries of $158,750 and Scientific Advisory Board fees of $125,000. We anticipate that we will continue to use cash in operating activities for the foreseeable future.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine-months ended September 30, 2019 and 2018 totaled $11,511 and $411,750, respectively, as a result of loans from an officer and warrants exercised in 2019; and common stock sales totaling $407,500 and warrant exercises in 2018. We continue to seek additional funding through private placement offerings including an ongoing offering recently established for potential gross proceeds of up to $6,000,000.

For the nine-months ended September 30, 2019 the Company issued 1,296,112 shares through the exercise of warrants for proceeds of $2,511. For the nine-months ended September 30, 2018, the Company issued 1,275,000 shares of common stock for total proceeds of $407,500 through placements of common stock as well as issued 425,000 common shares through warrant exercises for proceeds totaling $4,250.

Three-months ended September 30, 2019 compared to three-months ended September 30, 2018

The following table presents a summary of our statements of operations for the three months ended September 30, 2019 and 2018.

	For the three-months ended
	September 30,
	2019	2018
Revenues	$-	$-
Operating Expenses	357,573	196,975
Loss from Operations	(357,573)	(196,975)
Other Expenses	(989)	(907)
Net Loss	$(358,562)	$(197,882)
Earnings per Common Share:
Basic and Diluted	$(0.01)	$(0.01)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	37,248,744	35,358,882

Revenues

The Company was incorporated on March 11, 2015 and has no revenues to-date and has no products ready for sale.

General and administrative

General and administrative expenses consist primarily of professional legal and accounting fees related to the preparation and filing of the Company’s Form 10-Qs and Form 10-K, and compensation. Total general and administrative expenses increased by $170,598 for the three-months ended September 30, 2019 compared to the three-months ended September 30, 2018. The primary reason for the increase is stock-based compensation expense of $199,723 in 2019 versus $54,876 in 2018; that was partially offset in higher Scientific Advisory Board fees totaling $40,000 in the 2019 period versus $15,000 in the 2018 period. We expect that our general and administrative expenses will increase as we expand our staff, develop our infrastructure and incur additional costs to support the execution of our business plan, however, issuances of stock compensation may not occur on a regular basis and may therefore result in significant swings in general and administrative expense from quarter-to-quarter.

The Company incurred $8,393 and $8,548, respectively, in intellectual property expenses for the three months ended September 30, 2019 and 2018 that are included as general and administrative expenses. In addition, we accrued $3,750 in license fees in the three-month period ended September 30, 2019 for payments under our License Agreement with McGill University with no similar fees in the 2018 period.

Research and development

Research and development costs are charged to operations in the period incurred. For three months ended September 30, 2019 and 2018, total research and development expenses were $0 and $10,000, respectively. We are currently working to move our primary research and development activities to the laboratories of our founder and board member, Dr. Papadopoulos, and expect our R&D expense will significantly increase in 2020; pending adequate funding of our current business plan.

Interest expense

For the three months ended September 30, 2019 and 2018, the Company accrued interest expense of $989 and $907, respectively, for notes payable related party totaling $69,000 and $60,000, respectively, during those periods. A total of $69,000 and $60,000 was outstanding on these loans at September 30, 2019 and December 31, 2018, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management including our CEO and CFO, who act as our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective as of such date because due to the small size and limited financial resources, our chief financial officer, corporate secretary and chief executive officer are the only individuals involved in the accounting and financial reporting. As a result, the Company lacks sufficient accounting personnel to ensure the accurate and timely filing of its periodic reports. This limited segregation of duties represents a material weakness.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

IASO BioMed, Inc.
(Registrant)

Date: November 19, 2019	By:	/s/ Mr. Richard Schell
Mr. Richard Schell
Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2019	By:	/s/ Mr. Duane Knight
Mr. Duane Knight
Chief Financial Officer
(Principal Accounting Officer)

